Form 10QSB
period 2007-09-30
MIPSolutions, Inc.
filed 2007-11-20
CIK 1394872

.
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended September 30, 2007

Commission File Number: 333-141927

MIPSOLUTIONS, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	4941	20-4047619
State of Incorporation	Primary Standard Industrial	I.R.S. Employer
	Classification Code Number	Identification No.

128 East Fairview Avenue
Spokane, Washington 99207
Telephone 509-484-6385
(Address and Telephone Number of Issuer's Principal Executive Offices)

Nevada First Holdings
Corporate Services Manager
1117 Desert Lane
Las Vegas, NV 89102
Telephone:  702-732-7570
(Name, Address, and Telephone Number of Agent for Service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. YES [  ]  NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 12, 2007, the registrant had 5,857,800 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): YES [  ]  NO [X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited
Balance Sheets
Statements of Operations
Statements of Cash Flows.
Notes to Financial Statements

Item 2. Plan of Operation

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibit and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$4	$12,160
Refund receivable	-	1,139
Prepaid expenses	215	5,000
Total Current Assets	219	18,299

PROPERTY AND EQUIPMENT, NET	12,457	984

OTHER ASSETS
License	45,550	45,550
Patent	11,277	7,566
Option	2,500	-
Accumulated amortization	(2,700)	(365)
Total Other Assets	56,627	52,751

TOTAL ASSETS	$69,303	$72,034

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	46,812	24,914
Accrued expense	35,000	50,000
Accrued interest	2,529	341
Accrued payroll	75,500	-
Note payable	37,519	20,000
Note payable - related party	5,905	100
Total Current Liabilities	203,265	95,355

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 50,000,000 shares
authorized, 5,857,800 and 5,457,500 shares issued
and outstanding, respectively	5,858	5,458
Additional paid-in capital	738,670	538,920
Accumulated deficit during development stage	(878,490)	(567,699)
Total Stockholders' Deficit	(133,962)	(23,321)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$69,303	$72,034

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	From December 19, 2005 (Inception) to September 30, 2007
	September 30	September 30	September 30,	September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	1,500	66,140	16,676	140,669	205,345
Depreciation and amortization	1,702	384	4,093	787	4,662
General and administrative	16,673	2,191	39,180	6,473	49,027
Professional fees	12,834	1,395	28,543	53,965	215,920
Research and development	393	68,968	5,199	127,294	154,487
Officers and directors fees	45,000	-	210,000	-	210,000
Option fee	-	-	-	2,500	2,500
Travel and meals	345	8,828	4,361	17,588	26,581
TOTAL OPERATING EXPENSES	78,447	147,906	308,052	349,276	868,522

LOSS FROM OPERATIONS	(78,447)	(147,906)	(308,052)	(349,276)	(868,522)

OTHER INCOME EXPENSE
Interest expense	(1,244)	-	(2,739)	-	(3,080)
Loss on disposition of assets	-	-	-	-	(6,888)
TOTAL OTHER EXPENSE	(1,244)	-	(2,739)	-	(9,968)

LOSS BEFORE TAXES	(79,691)	(147,906)	(310,791)	(349,276)	(878,490)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(79,691)	$(147,906)	$(310,791)	$(349,276)	$(878,490)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	5,857,800	6,214,000	5,830,689	5,965,917

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	From
	Ended	Ended	December 19, 2005
	September 30,	September 30,	(Inception) to
	2007	2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(310,791)	$(349,276)	$(878,490)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	4,093	787	4,662
Loss on disposition of assets	-	-	6,888
Stock issued for services	75,000	50,500	175,000
Stock issued for payables	2,500	-	2,500
Decrease (increase) in:
Refund receivable	1,139	-	-
Prepaid expenses	4,785	(15,548)	(215)
Increase (decrease) in:
Bank overdraft payable	-	-	-
Accounts payable	21,898	75,616	46,812
Accrued expense	(15,000)	-	35,000
Accrued interest	2,188	-	2,529
Accrued payroll	75,500	-	75,600
Net cash provided (used) by operating activities	(138,688)	(237,921)	(529,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(13,231)	(8,076)	(21,307)
Purchase of license	-	(45,000)	(45,000)
Purchase of patents	(3,711)	(6,128)	(10,155)
Purchase of option	(2,500)	-	(2,500)
Net cash used by financing activities	(19,442)	(59,204)	(78,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash	122,650	302,000	563,010
Collection of subscriptions receivable	-	1,222	2,346
Proceeds from note payable	23,324	9,378	52,824
Repayment of note payable	-	-	(9,500)
Net cash provided by financing activities	145,974	312,600	608,680

Net increase in cash and cash equivalents	(12,156)	15,475	4

Cash, beginning of period	12,160	-	-

Cash, end of period	$4	$15,475	$4
-		-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH INVESTING AND FINANCING:
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$-	$1,122

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - BASIS OF PRESENTATION

MIP Solutions, Inc, was incorporated on December 19, 2005 in the State of Nevada.
The principal business of the Company is the development of Molecularly Imprinted Polymers (“MIPs”) for various commercial applications relating to the removal of targeted molecules from water. The Company has various patents and a license agreement with The Johns Hopkins University Applied Physics Laboratory (JHU/APL) and is currently developing applications for the removal of arsenic from drinking water and for the extraction of precious metals from various mining operations.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of MIP Solutions, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 1,130,300 warrants outstanding at September 30, 2007, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007.

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2007, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $298,687 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at September 30, 2007. The significant components of the deferred tax asset at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
Net operating loss carryforward	$878,490	$567,699

Deferred tax asset	$298,687	$193,000
Deferred tax asset valuation allowance	(298,687)	(193,000)
Net deferred tax asset	$-	$-

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

At September 30, 2007, the Company has net operating loss carryforwards of $878,490, which expire in the years 2026-2027. The change in the allowance account from December 31, 2006 to September 30, 2007 was $105,687.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $878,490 at September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Management has established plans to develop products which will provide revenue through sales or revenue sharing arrangements that will allow the Company to decrease debt and reverse the present deficit. Furthermore, management plans include negotiations to convert significant portions of existing debt into equity.

An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting for Stock Options and Warrants Granted to Employees and Non-employees
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensations.” (SFAS 123R) This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has adopted SFAS No. 123(R) which measures compensation costs based on the estimated fair value of the award and recognizes cost over the service period.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2007	December 31, 2006
Office equipment	3,019	1,884
Lab Equipment	11,400	-
Total assets	14,420	1,884
Less accumulated depreciation	(1,963)	(204)
	$12,457	$984

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Depreciation expense for the period ended September 30, 2007 and December 31, 2006 was $1,758 and $204, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - COMMON STOCK AND WARRANTS

Common Stock
The Company is authorized to issue 50,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in December 2005, the Company issued 4,590,000 shares of common stock for a total of $1,122 in patents and $3,468 in subscription receivables. These subscriptions were paid during the year ended December 31, 2006.

During the year ended December 31, 2006 the Company issued 360,000 additional common stock shares to the founders at par.

On January 23, 2006, the Company issued 550,000 shares of its common stock to The Johns Hopkins University as partial payment for a license fee at par.

During the year ended December 31, 2006, the Company issued 200,000 shares of common stock for legal services valued at $100,000.

During the year ended December 31, 2006, the Company cancelled 1,122,500 of the initial founders shares issued in 2005. These shares were not related to the common shares issued for patents.

Also during the year ended December 31, 2006, the Company issued 880,000 “units” to investors at a price of $0.50 per unit in a private placement. Each unit consists of one share of common stock and one common share purchase warrant. The warrants, which entitle the holder to purchase, at a price of $0.50, one common share for a period of three years.

During the period ended September 30, 2007, the Company issued 245,300 “units” to investors at a price of $0.50 per unit in a private placement. Each unit consists of one share of common stock and one common share purchase warrant. The warrants, which entitle the holder to purchase, at a price of $0.50, one common share for a period of three years.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Also during the period ended September 30, 2007, the Company issued 155,000 shares for services and payables valued at $77,500.

NOTE 5 - COMMITMENTS

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors.

During the quarter ended March 31, 2007, a lease agreement for a larger office space was approved by the board of directors. The new lease commenced April 1, 2007, extends for a period of 60 months, and requires monthly payments of $2,233 for the first 12 months. The monthly rental fee is open for adjustment based on the consumer price index every 12 months thereafter.

NOTE 6 - NOTE PAYABLE

The Company issued a promissory note, for a total of $20,000 on October 25, 2006. The note bears interest at the rate of 1% per month. As of September 30, 2007, related interest of $2,269 has been accrued and expensed, respectively.

The Company issued a promissory note, for a total of $10,000 on August 24, 2007. The note bears interest at a rate of 1% per month. As of September 30, 2007, related interest of $124 has been accrued and expensed, respectively.

The Company issued a promissory note, for a total of $8076 on March 9, 2007. The note bears interest at the rate of 8% per year. As of September 30, 2007, related interest of $262 has been expensed.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, an officer and director of the Company used $100 to open up a bank account on behalf of the Company. As of December 31, 2006, the Company has not yet reimbursed the officer for this cash advance. The funds advanced are unsecured, non-interest bearing, and due on demand.

During the nine months ended June 30, 2007, the Company advanced to one of its officers a total of $27,000. Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited. However, now that the Company is becoming a fully reporting entity, the officers will repay the loaned amount through payroll deductions. The receivable has been fully settled.

The Company issued a promissory note to one of its officers, for a total of $5,000 on July 11, 2007. The note bears interest at a rate of 1% per month. As of September 30, 2007, related interest of $136 has been accrued and expensed, respectively.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 8-SUBSEQUENT EVENTS

On November 1, 2007 and November 18, 2007 warrants were exercised in the amounts of $2,500 and $12,500, respectively.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2. Plan of Operation

Introduction

MIP Solutions, Inc. (“The Company”) a Nevada corporation was incorporated on December 19, 2005, for the purpose of developing new technology, Molecularly Imprinted Polymers (MIP), for various commercial applications relating to the removal of targeted molecules from water.

Currently the Company lacks the necessary funds to proceed with its business operations over the next twelve months. As of September 30, 2007 the Company has $3.54 of cash available. It is anticipated that these funds will be utilized to maintain administrative expenses related to corporate fees and costs for the next thirty days. On October 3, 2007, the Company’s Registration Statements as filed on Form SB-2 was deemed effective by the Securities and Exchange Commission (SEC) (Please note these Registration Statements can viewed on EDGAR at the SEC’s website - www.sec.gov). Through the Registration Statement the Company intends to offer to the public up to 1,000,000 common shares at price of $1.50 per share with total anticipated proceeds of $1,500,000. To date, the Company has not offered or sold any common shares through this public offering and there is no market for the Company’s common stock. There can be no guarantee or assurance the Company will be able to sell any of the common shares through the anticipated offering in the future. The Company’s business development will likely fail if it is unable to raise proceeds through the sale of its common stock. If the Company is unsuccessful in raising adquate funds through the sale of its common stock it would be forced to rely on obtaining loans from financial institutions or shareholders, of which both are highly unlikely to appoint any proceeds to the Company. The inability of the Company to secure such loans or obtain adequate financing would result in business failure and any investment made into the Company would be lost in its entirety.

Below describe management’s anticipated course of action over the next twelve months. As described above the Company must raise additional proceeds in order to continue its business plan. As such the following explanations should be considered forward-looking statements.

Technology Development Project, Task Project

The Company has entered into a licensing agreement with the Johns Hopkins University Applied Physics Laboratory for the exclusive right to all intellectual property owned by the Johns Hopkins Laboratory related to the MIP technology as applied to drinking water safety, waste water treatment and water-based mining operations using filtration, treatment, reclamation and extraction processes. The Company also sought and has now acquired additional rights to technology developed by the Johns Hopkins Laboratory including the approach to molecular imprinting, a technique for preparing synthetic polymers with recognition sites specific to a target molecule.

The Company plans to enter specific task orders with the Johns Hopkins Laboratory for the research and development of specific tasks. To date, the Company has entered into a Basic Ordering Agreement No. 123-001 with the Johns Hopkins Laboratory and each specific task order will issue pursuant to the terms of this Basic Ordering Agreement. The Ordering Agreement, provides that the work performed under each task order will become part of the core technology as described in the license agreement, that the all work will be performed pursuant to individual task orders, that tasking under the basic ordering agreement may take place for a period of four years, and provides for other standard contractual matters such as governing law, severability, and disputes.

On February 3, 2006, the Company entered into the first task order with the Johns Hopkins Laboratory (Proposal No. AD-2925L, Task DCQ01), for research and development of the Molecularly Imprinted Polymers for the Selective Removal of Trace Inorganic Arsenic from Culinary Water to use the MIP technology for the removal of arsenic from drinking water. The Task Order sets out the scientific parameters of this project plus provides for in-progress reviews, both on-site and technical, as required by the Company. The Johns Hopkins Laboratory will provide a milestone schedule and funds execution schedule. The Company will pay to Johns Hopkins Laboratory $159,106 plus a fee of $15,881 for an aggregate of $174,987. The task was scheduled for completion by February 14, 2007 and has been extended until November 30, 2007.

The Technology

This MIP technology process employs a target molecule as the template. The template is surrounded by artificially created molecular compliments that possess polymerizable (allowing the components to be chemically bound into a polymer) qualities. The complex is typically copolymerized with a matrix monomer and a cross-linking monomer in the presence of a suitable solvent. The cross-linking monomers add rigidity to the finished polymer and the solvent provides site accessibility. Removal of the template molecules leaves behind cavities that exhibit enhanced affinity for rebinding the target molecule. The target contaminate molecule is then bound to the template molecules and is removed from the original source.

The following excerpt from a technology disclosure by one of the Johns Hopkins Laboratory scientists, Dr. George Murray, describes this technological process using heavy metal lead as an example (additional applications are also mentioned):

“The process involves suspension polymerization so as to form macroporous ion exchange resin beads in a narrow and useful range of bead diameter. The beads will exhibit high selectivity with capacity comparable to non-selective ion exchange resin beads. The beads will be useful for a variety of applications. The first would be a means of removing toxic metals from drinking water. Lead plumbing exists in many places and by passing the water from the tap through a column of the beads the water would be rendered safe for drinking. By using the correct coordinator the beads can be induced to luminescence different colors when loaded and unloaded so as to allow replacement of the resin before any lead ions could pass through. The lead loaded resin could then be acid cleaned to remove the lead and due to the selectivity of the resin a pure lead solution would be obtained allowing easy recovery of the lead for re-use. In systems where more than one toxic metal ion could be present sequential cartridges would be utilized. The beads can be employed in the selective sequestration of economically important metals from waste streams or industrial effluents. For example, the effluents from a desalination plant consist of a hot brine solution. This solution has metals pre-concentrated for facile removal. A series of resin beads can selectively remove purified fractions for later use and both clean the effluent as well as "mine" specific minerals.”

Over the next twelve months the Company intends to focus primarily on the development of MIPs for use in the precious metals extraction market. In addition, the Company plans to continue the development of MIPs for the treatment of drinking water under its Task Order with JHU/APL by developing commercial and industrial applications not currently available. The Company’s intitial focus in this area will continue to be arsenic removal and other contaminants (species) will be identified as target molecules as the Company moves forward. MIPs for arsenic removal are being developed using the licensed technology and will be formulated into “beads” by combining a large number of these MIPs. These beads will then be used as a media to filter out the targeted molecule.

The MIP beads will be of sufficient size so that the untreated water will flow through the resin bed without the need for large pumps. Accordingly, the amount of infrastructure needed at the water utility will be minimized. The beads will also be fitted into a number of form factors that can be placed into the existing system of water utilities. The beads will exhibit high selectivity for arsenic with a capacity comparable to non-selective ion exchange resin beads because of its large surface area resulting from its macroporous structure. The MIP beads can be regenerated a large number of times with little loss in performance. The MIP beads will perform well over the range of natural water pH’s, and since the MIP beads are chemically designed for arsenic, they will suffer little loss in performance from potential interferents. Overall, MIP beads are desirable because of their flexibility of engineering design and their potential for removing arsenic and other contaminants from potable water.

The Company believes that a “cartridge” containing our resin beads will be able to be placed in-line within the current infrastructure of a treatment plant and therefore have significantly lower installation expense. Furthermore, since the “cartridge” will be place in-line there will be no additional electrical expense to run pumps. We also expect the beads to perform well without the introduction of additional chemicals to change the pH or other make up of the pre-filtered water which should reduce operational expenses further. Finally, since the arsenic can be removed from the beads and resold into the chemical market, the by-product actually adds value rather than expense (disposal).

Other companies may be developing technology similar or more competitive to the MIP technology that the Company is developing.

The Company does not anticipate purchasing a plant or selling any significant equipment within the next twelve months.

The Company has three executive officers: Jeffery Lamberson, President, Edward Hunton, Secretary and Treasurer and Glen Southard, Chief Scientific Officer. Currently, the Company does not anticipate any significant changes in the number of employees over the course of the next twelve months.

Off-Balance Sheet Arrangements

The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets that is material to investors.

License Agreement with The Johns Hopkins University Applied Physics Laboratory

The Company and The Johns Hopkins University Applied Physics Laboratory entered into a license agreement effective January 23, 2006 (filed as an exhibit to the Registration Statement) granting the Company the exclusive license to make, use, sell, offer to sell, import, copy, modify, distribute, publicly display and otherwise utilize the technologies (the “Core Technology”) described in the five patents described in the agreement (and discussed herein below under “Patents”) as such Core Technologies relate to the licensed fields of drinking water safety, wastewater treatment, and water-based mining operations using filtration, treatment, reclamation and extraction processes. All other fields are specifically excluded.

Included as part of the Core Technology licensed by the Company is all the non-patented intellectual property pertaining to the technology of the patents including copyrighted matter, technical information, know-how, show-how or trade secrets. The non-patented information includes such items as schematics, drawings, test and operating software, engineering analysis, reliability analyses, special manufacturing processes, quality assurance plans and procedures. In addition, any future improvements on the Core Technology or non-patented property is deemed to become part of the Core Technology and is included as such in the License Agreement

As part of the license agreement, the Company shall negotiate separate task agreements (research and development agreements) in the form of the Johns Hopkins Laboratory standard task order contract for specific research and development projects with funding to be paid to the Johns Hopkins Laboratory in certain minimum amounts. The first task order has been executed between the Company and the Johns Hopkins Laboratory for the removal of arsenic molecules from drinking water (Task Order #AD-2925L).

Under the license agreement, the Company may sublicense others and amend any sublicense agreement so long as the terms of any sublicense agreement are no broader in scope and no less restrictive on the sub-licensee than the license agreement is on the Company and the terms of the sublicense agreement provide for payment of the royalties due to the Johns Hopkins Laboratory under the license agreement, and provide for its indemnification and flow down of the warranties contained in the license agreement. The Johns Hopkins Laboratory shall file, prosecute and maintain all patents and patent applications contained or to be contained in the Core Technology.

The license agreement provides that the Company shall exercise its best efforts to develop and commercialize products and services arising from the application of the Core Technology and the sale of such products and services in the market. The license agreement will expire in each country on the date of expiration of the last patent in that country that is included in the Core Technologies or in the event that no patents are issued, then 20 years from the effective date of the agreement. The license agreement may be terminated upon a material breach or default by either party upon written notice with a 60 day period to cure such default. If the Company fails to make a commercial sale with thirty months of the effective date of the license agreement, then the Johns Hopkins Laboratory, in its sole discretion and without written notice or a cure period, may terminate the license agreement. The Company may terminate the license agreement for any reason upon 60 days notice.

The license agreement provides that the Company reimburse the Johns Hopkins Laboratory for costs of maintaining the patents contained in the Core Technologies, issue it stock in the Company with an anti-dilution privilege such that the equity ownership of the Johns Hopkins Laboratory shall not be less than 1% until January 23, 2009, and make payments upon reaching minimum sales levels and royalty payments of not more than 7% beginning 12 months after the first commercial sale of a product or service arising from the Core Technology.

If the Company is unable to compensate Johns Hopkins pursuant to the license agreement it would diversely impact Company’s ability to develop its proposed business and would likely cause the business to fail.

Uncertainty Related to a Potential Legal Proceeding

The Company is uncertain of future intentions relating to potential legal proceedings contemplated by its former president, Michael Pieniazek. Within the last six months, Mr. Pieniazek informed the Company that he is contemplating legal action on his own and his brother’s behalf against the Company regarding 1,122,500 shares of the Company’s common stock. Mr. Pieniazek asserts that he legally issued those shares to himself and his brother prior to pursing other employment and the subsequent dismissal of all of his positions with the Company as voted unanimously by the Board of Directors. The Company adamantly disputes his claim and asserts that the shares were not paid. The Company intends to defend its position and reserves the right to file all appropriate charges against Mr. Pieniazek in the future as it sees fit in the best interest of the Company. If Mr. Pieniazek should prevail on his claim, then he would own 1,000,000 shares of the Company’s common stock (17% prior to the sale of Company Shares and 14% after assuming sale of all 1,000,000 shares) and Matthew Pieniazek, his brother, would own 122,500 shares (2%); management believes this would adversely impact the Company and may result in business failure.

Moreover, Mr. Pieniazek entered into an employment contract with the Company in 2006 for services relating to the corporate development of the Company. He has also notified the Company that he believes this contract was breached. The Company disputes also disputes this claim in full and asserts discharge of Mr. Pieniazek was within the terms contemplated by the contract and in the best interest of the Company and its shareholders. Mr. Pieniazek is unclear in what damages he attempts to claim. However, if Mr. Pieniazek should prevail in such a claim it would likely result in a financial obligation to him. Redirecting funds from business development for this purpose would adversely impact the growth of the Company.

Item 3. Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer, based on his evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose. In addition the Board of Directors are reviewing an Internal Control Manual to be implemented as part of corporate policy which includes the formation of an audit committee.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Not applicable.
Item 2. Not applicable.
Item 3. Not applicable.
Item 4. Not Applicable.
Item 5. Not applicable.
Item 6. Not applicable.

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIP Solutions, Inc.

Dated: November 20, 2007	/s/ Jeff Lamberson	/s/ Edward Hunton
	Jeff Lamberson Chief Executive Officer	Edward Hunton Chief Financial Officer