Form 10KSB
period 2007-12-31
MIPSolutions, Inc.
filed 2008-03-31
CIK 1394872

ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED
DECEMBER 31, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.

Commission File Number:  333-146052

MIPSolutions, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	20-4047619
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

128 E. Fairview Avenue, Spokane, WA 99207
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (509) 484-6385

Securities Registered Pursuant to Section 12(b) of the Exchange Act:
None.

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.    Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Company had no revenues in 2007.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $565,150.00 based upon the purchase price of securities from the Company’s only private placement which was completed on March 16, 2007.

As of December 31, 2007, the Registrant had outstanding 5,587,800 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

FORM SB-2 filed with the Securities and Exchange Commission, effective October 3, 2007 is incorporated by reference in Items 1, 3, 5 and 7.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the risk factors discussed in this report, including, among others, the following risk factors discussed more fully in Item 1A hereof:

dependence on commercialization of our Molecularly Imprinted Polymer (MIP) technology;

our ability to continue as a “going concern”;

our need and ability to raise sufficient additional capital;

ineffective internal operational and financial control systems;

our ability to hire and retain specialized and key personnel;

dependence on our ability to purchase Float Concentrate at a discount of its gold value in the marketplace;

our limited operating history and continued losses;

restrictions contained in our outstanding convertible notes;

rapid technological change;

uncertainty of intellectual property protection;

potential infringement on the intellectual property rights of others;

factors affecting our common stock as a “penny stock;”

extreme price fluctuations in our common stock;

price decreases due to future sales of our common stock;

general economic and market conditions;

future shareholder dilution; and

absence of dividends.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.   DESCRIPTION OF BUSINESS

MIP Solutions, Inc. (“The Company”) is a Development Stage Nevada corporation that is currently developing molecular imprinting technology that it licensed from the Johns Hopkins Applied Physics Laboratory ("JHU/APL") in January 2006 which can be defined as Molecularly Imprinted Polymers ("MIP") Ion Exchange ("IX") resin beads for various commercial applications relating to the removal of targeted molecules from water and solutions.

Through a licensing agreement with JHU/APL the Company has the exclusive right to all intellectual property owned by JHU/APL related to the MIP technology as applied to drinking water safety, waste water treatment and water-based mining operations using filtration, treatment, reclamation and extraction processes. In addition the Company has acquired additional rights to technology developed in conjunction with the license agreement with JHU/APL including the approach to the formation of the aforementioned MIP IX resin beads by combining a large number of these MIPs for use in the extraction and filtration of target molecules.

Currently the Company lacks the necessary funds to proceed with its business operations over the next twelve months. As of December 31, 2007 the Company had $14,816 of cash available. These funds have been utilized to maintain administrative expenses related to corporate fees and expenses since year end. In addition the Company secured an additional $30,000 in the form of Promissory Notes in January 2008. On October 3, 2007, the Company’s Registration Statement as filed on Form SB-2 was deemed effective by the Securities and Exchange Commission (SEC) (Please note these Registration Statements can be viewed on EDGAR at the SEC’s website - www.sec.gov). Through the Registration Statement the Company intended to offer to the public up to 1,000,000 common shares through a Continuous Offering at a price of $1.50 per share with total anticipated proceeds of $1,500,000. On January 7, 2008 the Company withdrew the Continuous Offering at the recommendation of FINRA in order to obtain a listing on the Over the Counter Bulletin Board (OTCBB) for its common stock, .001 par value. This Continuous Offering may be refiled with the SEC in the future. Below describe management’s anticipated course of action over the next twelve months.

The Company plans to offer $1,500,000 to $2,500,000 worth of Convertible debentures through a Private Placement Offering in the future to secure additional financing. There can be no guarantee or assurance the Company will be able to sell any of the debentures through the anticipated offering in the future. The Company’s business development will likely fail if it is unable to raise proceeds through the sale of its debentures. If the Company is unsuccessful in raising adequate funds through the sale of its debentures it would be forced to rely on obtaining loans from financial institutions or shareholders, of which both are highly unlikely to occur. The inability of the Company to secure such loans or obtain adequate financing would result in business failure and any investment made into the Company would be lost in its entirety. As such the following explanations should be considered forward-looking statements.

MIP Technology

This MIP IX Resin bead technology process employs a target molecule as the template, which can be a metal ion or an organic molecule. The template is surrounded by ligands (organic compounds that have a high chemical affinity for the template molecule) that possess polymerizable groups (allowing the components to be chemically bound into a polymer) to form a template complex, which is the assembly of the ligands with the template. The complex is typically polymerized with a matrix monomer, such as styrene, and a cross-linking monomer in the presence of a suitable solvent. The cross-linking monomers add rigidity and mechanical strength to the finished polymer and the solvent provides site accessibility by increasing the porosity of the polymer. Removal of the template molecule leave behind a cavity that exhibits enhanced affinity for rebinding the target molecule. The MIP IX Resin bead may be then exposed to a solution containing the target molecule and many other chemical compounds, such as found in drinking water, with only the target molecule removed.

The following excerpt from a technology disclosure by one of the Johns Hopkins Laboratory scientists, Dr. George Murray, describes this technological process using heavy metal lead as an example (additional applications are also mentioned):

“The process involves suspension polymerization so as to form macroporous (beads with relatively large pores) ion exchange resin beads in a narrow and useful range of bead diameter. The beads will exhibit high selectivity with capacity comparable to non-selective ion exchange resin beads. The beads will be useful for a variety of applications. The first would be a means of removing toxic metals from drinking water. Lead plumbing exists in many places and by passing the water from the tap through a column of the beads the water would be rendered safe for drinking. By using the correct coordinator the beads can be induced to luminescence different colors when loaded and unloaded so as to allow replacement of the resin before any lead ions could pass through. The lead loaded resin could then be acid cleaned to remove the lead and due to the selectivity of the resin a pure lead solution would be obtained allowing easy recovery of the lead for re-use. In systems where more than one toxic metal ion could be present sequential cartridges would be utilized. The beads can be employed in the selective sequestration of economically important metals from waste streams or industrial effluents. For example, the effluents from a desalination plant consist of a hot brine solution. This solution has metals pre-concentrated for facile removal. A series of resin beads can selectively remove purified fractions for later use and both clean the effluent as well as "mine" specific minerals.”

In relation to drinking water safety, the MIP beads will be of sufficient size so that the untreated water will flow through the resin bed without the need for large pumps. Accordingly, the amount of infrastructure needed at the water utility will be minimized. The beads will also be fitted into a number of form factors that can be placed into the existing system of water utilities. The beads will exhibit high selectivity for the desired metal with a capacity comparable to non-selective ion exchange resin beads because of its large surface area resulting from its macroporous structure. The MIP beads can be regenerated a large number of times with little loss in performance. The MIP beads will perform well over the range of natural water pH’s, and since the MIP beads are chemically designed for a specific metal, they will suffer little loss in performance from potential interferents. Overall, MIP beads are desirable because of their high selectivity for specific metals and their potential for removing valuable or toxic metals from potable, mining, or reclaimed waters.

The Company believes that a “cartridge” containing our resin beads will be able to be placed in-line within the current infrastructure of a treatment plant and therefore have significantly lower installation expense. Furthermore, since the “cartridge” will be place in-line there will be no additional electrical expense to run pumps. We also expect the beads to perform well without the introduction of additional chemicals to change the pH or other make up of the pre-filtered water which should reduce operational expenses further. The captured arsenic can be removed from the beads and resold into the chemical market.

Other companies may be developing technology similar or more competitive to the MIP technology that the Company is developing.

DESCRIPTION OF PATENTS

Currently published Intellectual Property patents include:

US Patent No. 6,780,323, issued August 24th, 2004 for "Polymer Based Permeable Membrane for Removal of Ions" - This patent describes the preparation of an imprinted polymer membrane for facilitated transport of a specific chemical species. The examples were phosphate, nitrate and iron. The other membrane disclosures were collected into the application and the extension below.

US Patent application No. 10/924,666, filed January 27th, 2005, publication no. 2005-0019302 published January 27th, 2005, for "Polymer Based Permeable Membrane for Removal of Ions" - This application is an extension to the above patent. These above listed issued patents and published patent applications contain the following Johns Hopkins Laboratory Files: No. 1734-SPL: "Polymer Based Permeable Membrane for Removal of Ions" - The disclosure involving the removal of iron. No. 1744-SPL: "Environmental Phosphate Pollution Removal Using a Selectively Permeable Molecular Imprinted Polymer Membrane"- The disclosure involving the removal of phosphate. No. 1745-SPL: "Environmental Nitrate Pollution Removal Using a Selectively Permeable Molecularly Imprinted Polymer Membrane" - The disclosure involving the removal of nitrate.

US Patent application No. 11/127897, filed May 12th, 2005, (The Johns Hopkins Laboratory file no. 2122-1331) "Process for preparing Vinyl Substituted Beta-Diketones" - This provisional patent describes the synthesis of polymerizable ligands for removing metals from water, but not actually providing in what polymeric form the MIP would be contained, except for the first description a molecularly imprinted polymer (MIP) porous bead for the removal of copper from water.

US provisional application No. 60/736376, filed November 14th, 2005 (The Johns Hopkins Laboratory file no. 2292-SPL) "The Preparation of Molecularly Imprinted Polymer Ion-exchange Resin Beads and Their Use as Sequestering Agents for Toxic or Economically Useful Ions" - This provisional patent covers the formation of molecularly imprinted polymer (MIP) porous beads that are capable of removing inorganic ions from liquids. The provisional patent fleshes out the original claim from the previous patent covering the synthesis of useful b-diketone ligands. The beads are large to encourage high flow rates but also have large surface areas to quickly capture large amounts of ions, which range from main group anions and oxyanions to rare earth cations, and transion metal cations, anions, and oxyanions.

US Patent Application No. 11/520,448 filed September 12th, 2006, “Molecularly Imprinted Polymers for the Selective Removal of Target Compounds From Liquids” This patent expands upon the conditions needed to form effective MIP beads, favorable ligands for MIP bead formation, and target compound/ligand interaction under suspension polymerization conditions.

License Agreement with JHU/APL

The Company and JHU/APL entered into a license agreement effective January 23, 2006 (filed as an exhibit to the Company's SB-2 Registration Statement) granting the Company the exclusive license to make, use, sell, offer to sell, import, copy, modify, distribute, publicly display and otherwise utilize the technologies (the “Core Technology”) described in the five patents described in the agreement (and discussed herein below under “Patents”) as such Core Technologies relate to the licensed fields of drinking water safety, wastewater treatment, and water-based mining operations using filtration, treatment, reclamation and extraction processes. All other fields are specifically excluded.

Included as part of the Core Technology licensed by the Company is all the non-patented intellectual property pertaining to the technology of the patents including copyrighted matter, technical information, know-how, show-how or trade secrets. The non-patented information includes such items as schematics, drawings, test and operating software, engineering analysis, reliability analyses, special manufacturing processes, quality assurance plans and procedures. In addition, any future improvements on the Core Technology or non-patented property is deemed to become part of the Core Technology and is included as such in the License Agreement

As part of the license agreement, the Company shall negotiate separate task agreements (research and development agreements) in the form of the Johns Hopkins Laboratory standard task order contract for specific research and development projects with funding to be paid to the Johns Hopkins Laboratory in certain minimum amounts. The first task order has been executed between the Company and the Johns Hopkins Laboratory for the removal of arsenic molecules from drinking water (Task Order # DCQ01).

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

The license agreement provides that the Company shall exercise its best efforts to develop and commercialize products and services arising from the application of the Core Technology and the sale of such products and services in the market. The license agreement will expire in each country on the date of expiration of the last patent in that country that is included in the Core Technologies or in the event that no patents are issued, then 20 years from the effective date of the agreement. The license agreement may be terminated upon a material breach or default by either party upon written notice with a 60 day period to cure such default. If the Company fails to make a commercial sale within thirty months of the effective date of the license agreement, then the Johns Hopkins Laboratory, in its sole discretion and without written notice or a cure period, may terminate the license agreement. The Company may terminate the license agreement for any reason upon 60 days notice.

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

Medical Option

On February 20, 2007 the Company entered into a (revised) Agreement with JHU/APL for use of MIP technology as it relates to drug testing and diagnostics.

Laboratory Facilities at Research Park on the University of Utah Campus

On April 1, 2007, Dr. Glen Southard, one of the Company’s founders and former JHU/APL scientist began work in the Company’s newly leased facility at Research Park on the University of Utah Campus. His primary focus will be to develop MIP IX resin beads for use in precious metals extraction and processing markets.

Commercialization of the Technology

MINING EXTRACTION AND PROCESSING

Over the next twelve months the Company intends to focus primarily on the development of MIP IX resin beads for use in the precious metals extraction and processing markets. Our commercialization plan is summarized in the following steps:

1.	Develop a Ag (silver) MIP IX Resin Bead and perform additional research to increase the capacity of both our gold and silver beads at the bench.

2.	Up-scale the production of the beads once we have reached maximum capacity and performance at the bench.

3.	Contract out the production of sufficient quantities of both the silver and gold beads for pilot testing with an identified third party.

4.	Secure a site for our pilot plant (ideally at the same time we are completing steps 1-3).

5.	Construct a pilot plant (ideally at the same time we are completing steps 1-3) by 4th Quarter 2008.

6.	Purchase Float Concentrate ("FC") from identified sources.

7.	Fine tune the pilot plant and process the concentrate capturing the discount on the gold values and all of the silver values to generate revenue.

8.	Build a full scale processing FC Processing Plant by 4th Quarter 2009

The company believes its technology and related products will improve upon existing extraction technology by the selective nature of it products. This improved selectivity should lower costs associated with the processing of FC, reduce the environmental impact and energy consumption of methods in use today.

Continued Research - Task Project with JHU/APL

DRINKING WATER SAFETY

The Company plans to enter specific task orders with the Johns Hopkins Laboratory for the research and development of specific tasks. To date, the Company has entered into Basic Ordering Agreement No. 123-001 with the Johns Hopkins Laboratory and each additional task order with specific identified target molecules will be issued pursuant to the terms of this Basic Ordering Agreement. The Ordering Agreement, provides that the work performed under each task order will become part of the core technology as described in the license agreement, that the all work will be performed pursuant to individual task orders, that tasking under the basic ordering agreement may take place for a period of four years, and provides for other standard contractual matters such as governing law, severability, and disputes.

On February 3, 2006, the Company entered into its first task order with the JHU/APL (Proposal No. AD-2925L, Task DCQ01), for research and development of the Molecularly Imprinted Polymers for the Selective Removal of Trace Inorganic Arsenic from Culinary Water and to use the MIP technology for the removal of arsenic from drinking water. The Task Order sets out the scientific parameters of this project plus provides for in-progress reviews, both on-site and technical, as required by the Company. As of December 31, 2007 the Company has paid JHU/APL $130,260 on this Task Order, has a budget of $25,699 remaining, and is making payments on the remaining balance already invoiced (approximately $21,000). The task was scheduled for completion by February 14, 2007 and has been extended until May 31, 2008 due to lack of funding.

WASTE WATER TREATMENT

The Company plans to pursue the waste water treatment market after first pursuing commercial products in the drinking water safety and mining verticals.

Management

The Company has three executive officers: Jeffery Lamberson, President, Edward Hunton, Secretary and Treasurer and Glen Southard, Chief Scientific Officer. Currently, the Company does not anticipate the addition of additional management positions.

Recent Developments

On January 7, 2008 the Company filed a Post-Effective Amendment with the SEC for its registration statement for a Continuous offering of 1,000,000 its common shares.

On January 11, 2008 the Company received a Notice of Effectiveness from the SEC for its Post-Effective Amendment filed on January 7, 2008.

On January 22, 2008 the Company was assigned the symbol of MSOL by FINRA.

On January 31, 2008 the Company held its annual meeting of shareholders where one director, Mark Quinn, declined re-election and a new director, Gary MacDonald was elected to the board.

On February 4, 2008 the Company filed an 8-K with the SEC to report the departure of Mark Quinn and the election of Gary MacDonald.

Intellectual Property Protection

Because much of the Company’s value in the future depends on the MIP Technology, The Company’s patent and intellectual property strategy is of vital importance. The following sets forth the efforts taken by the Company to protect patent and intellectual property. MIP’s has engaged Thorpe North & Western of Sandy Utah as its patent counsel and currently has three applications in process with many additional applications under consideration. In addition, Thorpe North & Western is working in conjunction with The Johns Hopkins University Applied Physics Laboratory’s internal patent counsel, Intellectual Property Department and Office of Technology Transfer.

Major Customers

The Company has no customers to date.

Competition

 MINING EXTRACTION AND PROCESSING

 Our Au (gold) extractive MIP IX Resin Beads, developed at the bench by Dr. Southard, have been proven to have a high degree of selectivity and outperform other resins currently available on the market.  The table below shows that our initial beads perform over 10 times better than Amberlite-400, a Rohm and Haas product currently in use today.

Element	MIP Au beads, rel. ratio (mass)	Amberlite-400, rel. ratio (mass)	Feed rel. ratio (mass)
Al	0.000	0.000	0.035
Ca	0.000	0.034	16.080
Fe	0.070	1.123	6.631
Co	0.000	0.004	0.001
Ni	0.000	0.083	0.282
Cu	0.117	10.520	43.427
Zn	0.000	0.047	1.385
As	0.000	0.000	0.007
Se	0.000	0.004	0.011
Mo	0.000	0.008	0.053
Ag	0.044	0.083	0.022
Ba	-0.019	0.000	0.007
Au	1.000	1.000	1.000
Pb	0.000	0.000	0.028

% Au	82.553	7.748	1.450

The table shows the other metals (the first column) commonly found along with gold extractions by cyanide solution and the ratios by mass found in solution upon cyanide extraction, as seen in the far right column or “feed”. The “feed” solution was allowed to flow separately through cartridges of the MIPSoutions MIP beads and the Rohm and Haas Amberlite-400 beads, the two sets of beads were then stripped of all metals and the strip solution analyzed for the metals found in the “feed” solution. As can be seen, the MIPSolutions MIP beads selectively removed gold from the “feed” solution at a much higher mass ratio than the Amberlite-400 beads, increasing the concentration of gold found by over 10-fold.

In addition, the mining industry widely accepts activated carbon for extraction purposes in the gold/cyanide extraction process and the Company will need to overcome preconceived biases regarding IX beads to “educate” industry professionals in order to gain acceptance of their products if it ever wishes to expand its revenue model from the processing of FC to the sale of its beads.

DRINKING WATER SAFETY AND WASTE WATER TREATMENT

The highly competitive filtration markets will be addressed as the Company’s technology evolves in these verticals.

Employees

The Company currently has no employees other than management; however, assuming adequate financing is obtained, it plans to hire a full time metallurgist and a lab technician by the 4th Quarter of 2008.

Government Regulation

MINING EXTRACTION AND PROCESSING

State and Federal Agencies that regulate the use and permitting processes for hazardous chemicals will need to be contacted in order for the Company to obtain the necessary permits to operate its planned pilot and processing plants in the mining vertical, however, if the Company can negotiate a site on the already permitted land of a yet to be identified strategic partner, the permitting process could be avoided.

DRINKING WATER SAFETY AND WASTE WATER TREATMENT

The Company anticipates that any and all filters designed for the drinking water and waste water markets would need to be certified by either Underwriters Laboratory or the National Sanitation Foundation in conjunction with the American Water Works Association under EPA guidelines.

Risk Factors

Investors should carefully consider the following risk factors and all other information contained in this report.  Our business and our securities involve a high degree of risk.

The financial statements enclosed herein contain a going concern footnote which indicates that the auditors for the Company are concerned that the Company may not have the resources to continue.

If the Company is unable to raise additional capital or take other corporate measures, such as the successful sale or licensing of its technology, the Company’s ability to continue as a going concern is in jeopardy.

Dispute with former president of the Company over ownership of 1,122,500 shares of the Company’s shares.

The Company has not heard from Michael Pieniazek, the former president of the Company, regarding the legal action he and his brother were contemplating against the Company regarding the cancellation of 1,122,500 shares of the Company’s common stock issued collectively to them since they responded to the allegations in a letter prepared by counsel and dated July 3, 2007. Additional information regarding their allegations can be found in the Company’s SB-2 registration statement filed with the U.S. Securities and Exchange Commission at www.sec.gov .

Because MIPSolutions, Inc. is a start-up company with no operating history, an investor cannot assess the Company’s profitability or performance.

The Company was formed in December 2005 and concentrated its efforts on developing its intellectual property and developing a public market for its common stock, has no operating results and therefore it is impossible for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. An investor must rely solely on the Company’s management’s history and its projected operations.

There may be competition developing similar technology or even more effective technology which would undermine the Company’s ability to market its technology.

There may be other companies that are developing technologies to extract elements from solution similar or even more efficient and cost effective to that being developed by the Company. It is possible that when the Company tries to market its technology, it will find such other competitive technologies already in the market or close to marketability. If such competing technologies are being developed or marketed, the Company will have a more difficult time selling its technology.

The management and its affiliates own enough shares of the Company to influence a shareholder vote.

The Company’s executive officers and directors and founders beneficially own approximately 58.1% of the Company’s outstanding common stock. As a result, these executive officers and directors will be able to exercise substantial interest over matters requiring shareholder approval, including the election of directors and the approval of material corporate matters such as change of control transactions.

The Company will need additional financing which could delay the development of the MIP technology, cause increased debt to the Company, and dilute the existing shareholders.

Future events, including problems, delays, expenses and difficulties frequently encountered by newly formed companies with developing technology may require that the Company seek additional sources of capital, including an additional offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. If the Company needs to obtain additional financing, there is no assurance that financing will be available, from any source, or that it will be available on terms acceptable to it, or that any future offering of securities will be successful.

The Company’s intellectual property and other proprietary rights are valuable and any inability to protect them could adversely affect the Company’s projected business and future operations.

The Company’s ability to compete effectively is dependent upon its ability to protect and preserve the intellectual property and other proprietary rights and materials owned, licensed or otherwise used by the Company. The license agreement with the Johns Hopkins Laboratory includes two issued patents and two pending patents. The Company cannot assure an investor that the patent applications will result in an issued patent, and failure to secure rights under the patent application may limit the Company’s ability to protect the intellectual property rights that the application was intended to cover. The Company cannot assure an investor that its intellectual property may not be infringed upon or its trade secrets misappropriated. The Company may not have adequate remedies available for any such infringement or other unauthorized use. In addition, the Company may itself become subject to claims against it which require payment of damages or limitation of the Company’s ability to use certain intellectual property or other proprietary rights found to be in violation of a third party’s rights. Regardless of outcome, any litigation, whether commenced by the Company or third parties, could be protracted and costly and would result in increased expenses.

The Company does not intend to pay dividends to its stockholders, so investors will not receive any return on investment in the Company prior to selling their interest in it.

The Company does not project paying dividends but anticipates that it will retain any future earnings for funding of growth and development of technology. Therefore, investors should not expect the Company to pay dividends in the foreseeable future. As a result, investors will not receive any return on their investment prior to selling their shares in the Company, if and when a market for such shares develops.

The Company’s common stock is currently considered a “penny stock” which places it under additional regulations with respect to its purchase and sale through registered broker-dealers.

Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on national securities exchanges or listed on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities are provided by the exchange or system. The penny stock rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Because of these penny stock rules, broker-dealers may be restricted in their ability to sell the Company’s common stock. The foregoing required penny stock restrictions will not apply to the Company’s common stock if such stock reaches and maintains a market price of $5.00 or greater. At present, however, the Company’s common stock is subject to these penny stock regulations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements herein regarding the time period during which the proceeds from the Offering will fund the Company’s operations constitute forward-looking statements under the federal securities laws. Such statements are subject to certain risks and uncertainties that could cause the rate at which the Company incurs expenses and acquires or develops centers to differ materially from those projected. The Company’s ability to proceed with its continued development is subject to certain risks, as discussed under the caption “RISK FACTORS” contained herein, and the Company’s ability to estimate the time period for which the proceeds of the Offering will fund the Company’s operations is subject to substantial uncertainty due to the factors outline under the caption “USE OF PROCEEDS” contained herein. Undue reliance should not be placed on the dates and time periods referenced herein. These estimates are based on the current expectations of the Company’s management team, which may change in the future due to a large number of unanticipated future developments.

ITEM 2.   DESCRIPTION OF PROPERTY

Our primary office is located in the residence of our Director, Edward Hunton, located at 128 E. Fairview Ave.,  Spokane, WA 99207.

In December 2007 our President, Jeffrey Lamberson, secured a month to month Lease at the Spokane Entrepreneurial Center located at 308 W. 1st Avenue, Suite 304, Spokane, WA 99201 which serves as the office of the president and which the Company pays a total of $295 per month for the suite and parking space.

On April 1st, 2007 the Company began a five (5) year lease with Research Park Associates for a 1786 square feet laboratory space located at 421 Wakara Way, Suite 203, Salt Lake City, UT 84108. The lease has a term of 60 months from the rent commencement date of April 1st, 2007 with a rental fee of $15.00 per square foot (“PSF”) ($26,790 per annum) which is adjustable every twelve months according changes in the CPI. In addition the Company pays $6.65 PSF ($11,876.90 per annum) for use of common areas and maintenance which is also subject to annual adjustment. The Company is also allotted four parking spaces with the lease.

ITEM 3.   LEGAL PROCEEDINGS

There are no legal proceedings pending against us, and, to the knowledge of management, there was one material legal proceeding threatened by the Company’s former President, CEO and CFO, Michael T. Pieniazek. Details of the threatened litigation are contained herein under Item 1A and in the Company’s SB-2 Filing dated September 28, 2008 which can be found at www.sec.gov.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no meetings of the shareholders held in 2007. In accordance with our Bylaws, the annual meeting of shareholders was held on January 31, 2008, within one month of Company’s fiscal year end. At the meeting, the majority of our shareholders re-elected four directors, including Dale Carlton, Edward Hunton, Duane Simon and Glen Southard. One new director, Gary MacDonald was elected to replace Mark Quinn who did not seek another term. All five directors to serve until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Price Range

On April 5, 2007 the Company filed an SB-2 Registration Statement with the SEC. On September 13, 2007 the Company filed a 15c2-11 with the NASD (now FINRA) through Spartan Securities. On October 3, 2007 the Company received a Notice of Effectiveness on its SB-2 Filing from the SEC. On January 22, 2008 the Company was assigned the symbol of MSOL by FINRA which later cleared the stock to trade on the OTCBB.

Our common stock did not trade on a public exchange or over the counter in 2007.

Stockholders

As of December 31, 2007, there were 70 stockholders of record of the Company’s common stock, $.001 par value.

Dividends

We have never paid or declared any cash dividends.  Future payment of dividends, if any, will be at the discretion of our board of directors and will depend, among other criteria, upon our earnings, capital requirements, and financial condition as well as other relative factors. Management intends to retain any and all earnings to finance the development of our business, at least in the foreseeable future.  Such a policy is likely to be maintained as long as necessary to provide working capital for our operations.

Sales of Unregistered Securities

All sales of our securities pursuant to any unregistered private offering during 2007 have been previously reported on our SB-2 filed with the SEC on September 28, 2007 and are included herein under Management’s Discussion and Analysis of Financial Condition and results of operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no purchases of equity securities during 2007.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of operations should be read together with our audited financial statements and accompanying notes that are included elsewhere in this report.  This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this report.  See “Cautionary Note Regarding Forward-Looking Statements.”

Critical Accounting Policies

Use of Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $955,213 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

Executive Overview

We continue to need additional capital to fund our operating activities, including the development of our MIP technology.  Since its inception, the Company has issued a series of unregistered securities, all of which were deemed to be exempt from securities registration as not involving a public offering. Summaries of the Company’s private placements since inception are as follows:

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

Also during the year ended December 31, 2006, the Company issued 880,000 “units” to investors at a price of $0.50 per unit in a private placement. Each unit consists of one share of common stock and one common share purchase warrant. The warrants entitle the holder to purchase, at a price of $0.50, one common share for a period of three years from the purchase date of the unit.

During the year ended December 31, 2007, the Company issued 250,300 “units” to investors for cash and payables at a price of $0.50 per unit in a private placement. Each unit consists of one share of common stock and one common share purchase warrant. The warrants entitle the holder to purchase, at a price of $0.50, one common share for a period of three years from the purchase date of the unit.

Since its inception the Company sold a total of 1,130,300 Units consisting of one (1) share of Common Stock and one (1) Warrant to purchase an additional share at $.50 per share for a period of three years from the initial date of purchase of the Units. These Units and the securities comprising the Units were the subject of the Company’s SB-2 registration statement declared effective by the U.S. Securities and Exchange Commission as of October 3, 2007, which registered the resale of the Shares that comprised the Units sold in that offering.

Also during the year ended December 31, 2007, the Company issued 150,000 shares for services and payables valued at $75,000.

On January 22, 2008 the Company applied for and was granted a listing on the Over the Counter Bulletin Board by FINRA to trade its common stock under the symbol MSOL. This should allow the Company better access to capital markets which it hopes will enable it to secure the necessary funding to continue its operations and commercialize its technology.

Results of Operations for the Years Ended December 31, 2007 and December 31, 2006

Net Sales

The Company is a Development Stage company, has no operations, and no revenue.

Net Loss

We had a net loss of $387,985 for the year ended December 31, 2007 compared to a net loss of $567,699 for the year ended December 31, 2006. The decrease was primarily due to a decrease in consulting expenses, a decrease in research and development expenses, and a decrease in professional fees as described below.

Operating Expenses

We incurred total operating expenses of $376,178 for the year ended December 31, 2007 compared to total operating expenses of $560,470 for the year ended December 31, 2006.

Research and development expenses decreased primarily due to lack of funding for additional research being performed under the open Task# DCQ01 with JHU/APL while the company was in its quiet period after it filed its SB-2 with the SEC.

Consulting expenses decreased due to the lack of capital to retain and hire new consultants and the appointment of Jeff Lamberson as president which eliminated his consulting expense. In addition, payments to certain officers were classified under consulting while the Company was still a privately held corporation.

Professional fees decreased as a result of the lack of capital to retain professionals and hire new ones.

Our general and administrative expenses increased $48,073 from $9,847 for the year ended December 31, 2006 to $57,920 for the year ended December 31, 2007.  The increase resulted principally from the increase of $30,731 related to the lease of laboratory space described above, $8,313 in filing fees associated with our SB-2 Filing and 3rd Quarter 10-Q, $4,629 for D&O insurance, and an increase of $3,520 in telephone expenses.

Interest Expense

We recorded an increase in interest expense of $11,466 from interest of $341 in 2006 to $11,807 in 2007.  This interest was primarily due to accrued interest on Promissory Notes which the Company issued to fund operations.

Contractual Obligations

The following table summarizes our approximate contractual obligations as of December 31, 2007:

	Payments Due
	One Year	Years Two and Three	Years Four and Five Years	After Five Years	Total

Long-term debt obligations	$0	$0	$0	$0	$0
Capital lease obligations
Operating lease obligations	36,384	83,600	10,270		133,562
Purchase obligations
Other obligations*	421,883	100,000	50,000		571,883
Total contractual obligations	$449,267	$183,600	$60,270	$0	$705,445

* These figures do not include $1,050,000 in milestone payments or royalty payments of 7% of Net Sales which are part of the License Agreement with JHU/APL as there is no way of knowing the exact trigger dates of these events. Details of these commitments are located in our Notes to Financial Statements incorporated in this filing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

At December 31, 2007, we had cash of $14,816, total current assets of $17,611, total current liabilities of $285,306 and total stockholders' deficit of $196,156.

Our accumulated deficit has been offset by sales of units, comprised of on share of our common stock and a warrant to purchase an additional share of our common stock at $.50 per share, to investors pursuant to a private placement offering, by the exercise of warrants related to the unit offering, and by issuance of promissory notes.  We expect to continue to experience negative operating cash flow as long as we continue our technology development program.

Our audited financial statements for the year ended December 31, 2007 contain a “going concern” qualification.  As discussed in Note 2 of the Notes to Financial Statements, we have incurred losses and have not demonstrated the ability to generate cash flows from operations to satisfy our liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

The Company plans to raise additional working capital through private placement offerings of equity and/or debt instruments to the public. Depending on its ability to raise additional working capital through private placements, the Company may re-submit the Continuous Offering that it withdrew with the Post-Effective Amendment filed on January 7, 2008 with the SEC.

Our long-term liquidity is dependent upon execution of our business model which includes the commercialization of our technology and the realization of revenue associated with it, working capital, as described above, and upon capital needed for continued development of the MIP technology.  Commercialization and future applications of the MIP technology are expected to require additional capital estimated to be approximately $2.0 million annually for the foreseeable future. This estimate will increase or decrease depending on funds available to us.  The availability of funding will also determine, in large measure, the timing and introduction of services, products, or new product applications in the marketplace.  Capital required for additional applications of the MIP technology is expected to come from internally generated cash flow from operations once the Company is able to enter the business associated with the processing of Float Concentrate or from external financing.

To date, we have met our working capital needs through funds received from sales of our common stock and borrowings in the form of promissory notes described above.  Until our operations become profitable, we must continue to sell equity or find another source of operating capital. There can be no assurance that we will be able to obtain adequate working capital or additional financing at all or on terms favorable to us.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We expect SFAS 160 will have an impact on accounting for noncontrolling interests once adopted but the effect is dependent upon any future investments, acquisitions and/or the creation of a subsidiary with a third party which would result in a noncontrolling interest of a subsidiary.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition for results of operations.

November 15, 2006. We do not believe that the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flow.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires, among other items, (1) that a company recognize the funding status of its defined benefit pension plan as an asset or liability on its balance sheet, (2) recognize in other comprehensive income gains and losses, net of tax, and prior service costs or credits that are not recognized in the current period, and (3) measure benefit plan assets and liabilities as of the company's balance sheet date. The guidance of SFAS 158 must be applied to the first reporting period ending after December 31, 2006. We are currently evaluating the provisions of SFAS 158.

In September 2006, the SEC released Staff Accounting Bulletin, No.108 (“SAB 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year after November 15, 2006, filed after the publication of SAB 108. SAB 108 is required for fiscal years ending after
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure the fair value of assets and liabilities when fair value recognition or disclosure is required. Additionally, SFAS 157 formally defines fair value as the amount that the company would receive if it sold an asset or transferred a liability to another company operating in the same market. The guidance of SFAS 157 must be applied to the first reporting period beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006.  We are currently evaluating the impact of SFAS 155.

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements required by this Item 7 begin on Page F-1 and are located following the signature page.  All information which has been omitted is either inapplicable or not required.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our Accountants.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated within management, including our President (Principal Executive Officer) and Treasurer (Principal Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosures.

As required by Rule 13a-15(b) of the Exchange Act, during 2007 we conducted an evaluation, under the supervision of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures were not effective as of December 31, 2007 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act.

ITEM 8A(T). CONTROLS AND PROCEEDURES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Securities Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”).

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In accordance with the internal control reporting requirements of the Securities and Exchange Commission our management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”). Management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system. A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:

Entity-Level Controls

As of December 31, 2007, management had sufficiently documented the Company’s control environment using the COSO internal control framework but concluded that such control activities were not appropriately designed and operating effectively as of December 31, 2005. Management concluded that it did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations. Specifically, management concluded that the Company did not have adequate controls with respect to: (i) oversight of the management and financial reporting by an Audit Committee, (ii) effective and continuous communication of the Company’s commitment to ethical business practices and standards, (iii) identification, monitoring and disclosure of related party relationships, and (iv) adequate segregation of duties and/or supervisory controls in certain departments. Based on the deficiencies noted in the design and operating effectiveness of the Company’s control environment, management determined that the Company had an ineffective control environment. Additionally, due to the deficiencies noted above management determined that the monitoring function and dissemination of information and communication did not operate effectively. These deficiencies constitute a material weakness in the control environment, monitoring, and information and communication components of COSO. Each of these deficiencies individually constitutes a material weakness. These material weaknesses increase the likelihood of potential material errors in our financial reporting.

Financial Closing and Reporting Process

Management concluded that it did not have adequate controls designed and implemented in the financial close and reporting process to provide reasonable assurance that material misstatements would be prevented or detected. Specifically, management concluded that the Company did not have adequate controls in the following areas for the purposes of identifying, recording and disclosing the Company’s financial results of operations: (i) formalized accounting policies and procedures that govern the summarization and resolution of significant non-routine, unusual or complex accounting matters, (ii) formalized accounting policies and procedures that govern the identification and disclosure of related party transactions, (iii) adequate oversight and review of the Company’s implementation of accounting principles in accordance with generally accepted accounting principles, and (iv) adequate evaluation and review of significant estimates and judgments made by management.

During the 2007 year-end management review and financial statement closing process, we identified a number of adjustments not previously identified. Given the adjustments identified, the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential for errors to significant account balances to occur as of December 31, 2007; our management has concluded that there are a combination of deficiencies in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Segregation of Duties

Management identified that based on the concentration of duties on one individual and that this officer was responsible for the initiating and/or the recording of transactions with no other officer being delegated oversight, there existed a segregation of duties weaknesses. The lack of appropriate segregation of duties increases the risk that material misstatements to the Company’s financial statements may not be prevented or detected.
__________________________

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company has adopted an Internal Control Manual effective January 1, 2008, elected an Audit Committee on February 8, 2008, and plans to implement other controls and procedures during 2008 to overcome the deficiencies noted above.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of our executive officers and directors: 2007.

Name	Age	Position	Date Directorship Commenced
Jeffery Lamberson	37	President	January, 2007
Edward Hunton	43	Director, Secretary, Treasurer	December, 2005
Glen Southard, Ph.D.	39	Director, Chief Scientific Officer	December, 2005
Duane Simon	54	Director	January, 2007
Dale Carlton	54	Director	January, 2007
Mark Quinn	54	Director	December, 2005

Jeffery Lamberson has served as the President of the Company since January 2007. Prior to 1998, Mr. Lamberson worked in the investment banking business and in 1998 he co-founded American Financial Communications providing investor relation services to public and private companies. In January, 2001, he founded JML Consulting, Spokane, Washington, to continue his consulting career as a sole proprietor. Mr. Lamberson continues to do occasional consulting work through JML Consulting.

Glen Southard, Ph.D., has served as a director of the Company since its inception in December 2005. From 1999 to 2001, Dr. Southard was employed by the Schafer Corporation as a Senior Scientist. From 2001 to 2004, he was employed by the Johns Hopkins University Applied Physics Laboratory as Senior Professional Staff. Dr. Southard received his Bachelor of Science in Chemistry from Iowa State University in 1991 and his Ph.D. in Inorganic Chemistry from the University of Michigan in 1998. From 1998 to 1999, Dr. Southard did post-doctoral work at Eastern Michigan University.

Edward Hunton has served as a director and Secretary of the Company since its inception in December 2005. Mr. Hunton has operated his own investor relations consulting firm since 2002. Prior to 2002, Mr. Hunton worked as an investment advisor and served as Vice President of Investments for UBS PaineWebber. Mr. Hunton filed a personal Chapter 7 Bankruptcy, case # 04-15011-SJS, on April 14, 2004 in the United States Bankruptcy Court in the Western District of Washington. The case was discharged on July, 21 2004.

Duane Simon has served as a director of the Company since January 2007. Mr. Simon graduated from California State University, Sacramento, with a Bachelor of Science degree in Business Administration (Marketing) and a Masters of Business Administration in 1983. Mr. Simon has been in the telecommunications for 22 years and the information technology industry since 1980. Since 1990, Mr. Simon has worked for Vision Service Plan (VSP), a leader in the eye care provider industry. During his tenure at Vision Service Plan, he worked developing the technology leadership and vision of the voice and data networks for VSP. He has been part of the team responsible for the growth of VSP to a billion-dollar company and has managed its technology network’s growth and expansion.

Dale Carlton has served as a director of the Company since January 2007. From 1984 to 1992, Mr. Carlton co-founded Cascade Microtech Inc., a semiconductor capital equipment company growing revenues to about $15 million in 1992. Mr. Carlton served as that company’s first president, and later as corporate secretary and president of Cascade Microtech, KK, in Japan. Mr. Carlton received his Bachelor of Science degree in Electrical Engineering, cum laude, from Washington State University, in 1975 and his Masters of Business Administration degree from University of Portland in 1994.

Mark Quinn has served as a director of the Company since January 2007. In 1980, Mr. Quinn received his Business Administration degree from Mercy College. In 1974, Mr. Quinn was employed by Xerox Corporation as a technical specialist and corporate technical trainer. In 1984, Mr. Quinn began his financial services career with American Express Financial Advisors and then served for 18 years as a First Vice President/Senior Investment Management Consultant with the brokerage firm of Smith Barney. In 2003, Mr. Quinn founded and serves as president of Greenfield Financial Services LLC, a full service financial planning firm, and Greenfield Financial Solutions LLC, a full service life settlement broker and consulting firm. Mr. Quinn did not seek re-election to the board of directors in January 2008 and therefore is no longer a director.

Board and Committee Matters

During 2007, the board of directors held seven meetings and took three separate actions by unanimous written consent resolution.  Four of the five serving directors attended 100% of the board meetings and one Director attended four of the seven meetings.  The board of directors is accountable to our shareholders to build long-term financial performance and value.  The board of directors’ responsibilities include overseeing the business and affairs of our Company, hiring and evaluating our president who acts as our chief executive officer; providing guidance, counsel and direction to management in formulating and evaluating operational strategies; monitoring our Company’s performance and capital requirements; and ensuring adherence to ethical practices and compliance with federal and state laws, including providing full and fair disclosure to shareholders pursuant to SEC regulations.  We encourage, but do not require, directors and director nominees to attend shareholder meetings.  All of our board members attended our annual meeting of shareholders held in January, 2008.

The Company understands the need for an audit committee of the board which is why we established one at our February 8, 2008 meeting of the board of directors. The committee has provided a brief report below.  We have not established a compensation committee as of yet but plan to do so in 2008 along with a nominating committee of the board prior to sending out notices to shareholders with regard to our next annual meeting that will be held in January of 2009. Currently our entire board of directors participates in the selection and nomination of candidates to serve as directors.  Three of our current directors are “independent” under the definition of independence in Rule 4200(a)(15) of the NASD’s (now FINRA) listing standards.

When formulating its recommendations for director nominees, the board of directors will consider advice and recommendations offered by our executive officers, shareholders and outside advisors.  All candidates for membership on the board are evaluated on the basis of business experience, financial acumen, professional accomplishments and contacts, educational background, ability to make independent analytical inquiries, understanding of our business environment and willingness to devote adequate time to board duties.

We do not have a formal policy concerning shareholder recommendations of candidates for board of director membership.  Our board views that such a formal policy is not necessary at the present time given the board’s willingness to consider candidates recommended by shareholders.  Shareholders may recommend candidates by writing to our Secretary at our principal offices: 128 E. Fairview Ave, Spokane, WA 99207, giving the candidate’s name, contact information, biographical data and qualifications.  A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation. Shareholders who wish to nominate a director for election are generally advised to submit a shareholder proposal no later than September 30 for the next annual meeting of shareholders which will take place in January of each year based upon the current bylaws of the corporation.

Audit Committee

Our audit committee was established in February 2008 and currently includes Messrs. Hunton, Simon, and MacDonald.  The functions of the audit committee include recommending an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors’ report, and reviewing management’s administration of our system of internal control over financial reporting and disclosure controls and procedures.  The board of directors has not yet adopted a written audit committee charter or similar document. The results of their first meeting and review of the financial statements contained in this document are described in the report below.

Limitation on Incorporation by Reference

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporates by reference, in whole or in part, subsequent filings including, without limitation, this report shall not be deemed to be incorporated by reference into any such filings.

Report of the Audit Committee of the Board of Directors

March 27, 2008

To the board of directors of MIPSolutions, Inc.:

We have reviewed and discussed with management the audited consolidated financial statements of MIPSolutions, Inc. (the “Company”) as of and for the year ended December 31, 2007.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants and Public Company Accounting Oversight Board.

We have received and reviewed the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with the independent accountants their independence.

Based on the reviews and discussions referred to above, we recommend to the board of directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the Securities and Exchange Commission.

SUBMITTED BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS:

Communication with the Board

We have not, to date, developed a formal process for shareholder communications with the board of directors.  We believe our current informal process, in which any communication sent to the board of directors, either generally or in care of the president, secretary or other corporate officer or director, is forwarded to all members of the board of directors, has served the board’s and the shareholders’ needs.

Conflict of Interest Policy

Our ICM was put in place to guard against any potential conflicts of interest. As the Company grows it will be the job of the audit committee to decide if additional controls need to be put in place.

Code of Ethics

Our ICM was put in place to ensure a high degree of ethical standards. As the Company grows it will be the job of the audit committee to decide if a separate “Code of Conduct” need to be put in established.

COMPLIANCE WITH SECTION 16(a) OF THE
SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, during the year ended December 31, 2007, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements.

ITEM 10.   EXECUTIVE COMPENSATION

Compensation

Officers and Directors Compensation for 2007
Officers
Name	Position	Outside Director's Fee	Inside Director's Fee	Salary/Fee
Dale Carlton	Outside Director	50,000 Common Shares (2)
Edward Hunton	Corp. Sec., Treas. & Director		$0.00	$60,000.00 (1) (3)
Jeffrey Lamberson	President			$60,000.00 (1) (4)
Duane Simon	Outside Director	50,000 Common Shares (2)
Glen Southard	Vice President & Director		$0.00	$60,000.00 (1) (5)
Mark Quinn	Outside Director	50,000 Common Shares (2)

NOTES TO COMPENSATION:

(1)  As the Company is still a Development Stage company it has been paying its officers a salary in the form of a fee of $5,000 per month. Management determines how and when these amounts are paid based on resources available, otherwise they accrue.

(2) Although the Company has no formal policy it has consistently authorized 50,000 shares of common stock, $.001 par value, to each Outside Director when they are elected to the board.

(3) As of December 31, 2007 Mr. Hunton had an accrual of $37,000.00

(4) As of December 31, 2007 Mr. Lamberson had an accrual of $26,000.00

(5) As of December 31, 2007 Dr. Southard had an accrual of $42,000.000

Discussion, Analysis and Overview of Compensation Program

The Company currently has no established compensation program as it is still a development stage company in need of financing. The three officers of the Company each receive a monthly payment of $5,000 when cash is available in the form of a fee payable to them for their services. When cash is not available, the amount accrues on the books of the Company. Should the Company be able secure sufficient capital to fund its business plan and strategy, then it plans to formalize a compensation strategy that will adopt the following philosophies:

Compensation Philosophy: Our general compensation philosophy is designed to link an employee’s total cash compensation with our performance, the employee’s department goals and individual performance.  Given our stage of operations and limited capital resources, we are subject to various financial restraints in our compensation practices.  As an employee’s level of responsibility increases, there is a more significant level of variability and compensation at risk. By linking incentive compensation to the performance of the Company, we believe that it will create an environment in which our employees are stakeholders in our success and, thus, benefits all shareholders.

Executive Compensation Philosophy:  Our executive compensation philosophy will be designed to establish an appropriate relationship between executive pay and our annual performance, our long-term growth objectives, individual performance of the executive officer and our ability to attract and retain qualified executive officers.  We will attempt to achieve these goals by integrating competitive annual base salaries with (a) bonuses based on corporate performance and on the achievement of specified performance objectives, and stock awards through some form of long term incentive plan. We believe that cash compensation in the form of salary and bonus provides our executives with short-term rewards for success in operations and stock awards will provide long term incentives.

In making compensation decisions, the compensation committee, when formed, will compare each element of total compensation against companies referred to as a “compensation peer group.”  The compensation peer group will be a group of companies that the compensation committee will select from readily available information about small companies engaged in similar businesses and with similar resources.

Employment Contracts

The Company currently has no employment Contracts

Stock Option Plan

The Company currently has no Stock Option Plan but intends to establish one in 2008.

DIRECTOR COMPENSATION

We currently grant each new Director 50,000 restricted shares of our common stock, $.001 par value. No other compensation has been considered to date but the board plans to address the subject in 2008.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock at December 31, 2007 by each director, executive officer, and each person known by us to own beneficially more than 5% of our common stock.

Beneficial Owner	Beneficial Ownership	Percent of Class
Jeffrey Lamberson	1,172,500	20.0%
Edward A. Hunton	1,112,500	18.9%
Glen Southard	1,112,500	18.9%
The Johns Hopkins Applied Physics Lab	550,000	9.3%
Dale Carlton*	50,000	0.8%
Duane Simon*	50,000	0.8%
Mark Quinn (1)	250,000	4.2%

* Represents less than 1% of our common stock outstanding.

(1) Includes 200,000 shares held by Mr Quinn’s wife, Bonnie Quinn.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 13.  EXHIBITS

Exhibit Number	Description of Document

Exhibit 31.1	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER (PRESIDENT) AND CHIEF FINANCIAL OFFICER (TREASURER)
Exhibit 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SEC. 1350 (SECTION 906 OF SARBANES-OXLEY ACT OF 2002)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our current independent auditors for each of the last two fiscal years, in each of the following categories, are as follows:

	2007	2006
Audit fees	$15,224.00	$11,958.75	*
Audit-related fees	—	—
Tax fees	—	2,021.25	*
All other fees	2,932.00	—

Total	$18,156.00	$13,980.00

*Includes 2005 Audit and 2005 Tax fees for the period from December 19, 2005 to year end 2005.

Audit fees included fees associated with the annual audit and reviews of our annual and quarterly reports, and registration statements under the Securities Act of 1933, filed with the SEC.

Tax fees included fees associated with tax compliance and tax consultations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPSolutions, Inc.

Date: March 31, 2008	/s/ Jeffrey Lamberson
By: Jeffrey Lamberson
Its: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	/s/ Jeffrey Lamberson
By: Jeffrey Lamberson
Its: President (Principal Executive Officer)

Date: March 31, 2008	/s/ Edward A. Hunton
By: Edward A. Hunton
Its: Treasurer (Principal Financial and Accounting Officer)

Date: March 31, 2008	/s/ Dale Carlton
By: Dale Carlton
Its: Director

Date: March 31, 2008	/s/ Duane Simon
By: Duane Simon
Its: Director

Date: March 31, 2008	/s/ Glen Southard
By: Glen Southard
Its: Director

Date: March 31, 2008	/s/ Gary MacDonald
By: Gary MacDonald
Its: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of MIPSolutions, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from December 19, 2005 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIPSolutions, Inc. as of December 31, 2007 and 2006 and the results of its operations, stockholders equity (deficit) and its cash flows for the years then ended and for the period from December 19, 2005 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial operating losses since inception and has limited cash resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 28, 2008

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$14,816	$12,160
Refund receivable	-	1,139
Prepaid expenses	2,795	5,000
Total Current Assets	17,611	18,299

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	11,321	984

OTHER ASSETS
License	45,550	45,550
Patent	16,905	7,566
Accumulated amortization	(2,237)	(365)
Total Other Assets	60,218	52,751

TOTAL ASSETS	$89,150	$72,034

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$86,650	$74,914
Accrued interest	10,162	341
Accrued officers and directors fees	105,000	-
Note payable	66,589	20,000
Note payable - related party	16,905	100
Total Current Liabilities	285,306	95,355

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 50,000,000 shares
authorized, 5,887,800 and 5,457,500 shares issued
and outstanding, respectively	5,888	5,458
Additional paid-in capital	753,640	538,920
Deficit accumulated during developmen stage	(955,684)	(567,699)
Total Stockholders' Deficit	(196,156)	(23,321)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89,150	$72,034

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	From December 19, 2005 (Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	11,676	188,669	200,345
Depreciation and amortization	4,215	569	4,784
General and administrative	57,920	9,847	67,767
Professional fees	37,188	187,377	224,565
Research and development	5,623	149,288	154,911
Officers and directors fees	255,000	-	255,000
Option fee	-	2,500	2,500
Travel and meals	4,556	22,220	26,776
TOTAL OPERATING EXPENSES	376,178	560,470	936,648

LOSS FROM OPERATIONS	(376,178)	(560,470)	(936,648)

OTHER INCOME (EXPENSE)
Interest expense	(11,807)	(341)	(12,148)
Loss on disposition of assets	-	(6,888)	(6,888)
TOTAL OTHER INCOME	(11,807)	(7,229)	(19,036)

LOSS BEFORE TAXES	(387,985)	(567,699)	(955,684)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(387,985)	$(567,699)	$(955,684)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.07)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	5,837,467	5,457,500

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT )

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance at December 19, 2005 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued as founder's shares at par for patents,	1,122,000	1,122	-	-	-	1,122

Common stock issued as founder's shares for subscription receivable at par	3,468,000	3,468	-	(3,468)	-	-

Balance, December 31, 2005	4,590,000	4,590	-	(3,468)	-	1,122

Common stock issued for license agreement fee at par.	550,000	550	-	-	-	550

Common stock issued for additional founders at par.	360,000	360	-	-	-	360

Common stock issued for services at $0.50 per share	200,000	200	99,800	-	-	100,000

Common stock and warrants issued for cash at $0.50 per share	880,000	880	439,120	-	-	440,000

Cancelled founder's shares	(1,122,500)	(1,122)	-	1,122	-	-

Subscriptions received	-	-	-	2,346	-	2,346

Net loss for the year ended
December 31, 2006	-	-	-	-	(567,699)	(567,699)

Balance, December 31, 2006	5,457,500	5,458	538,920	-	(567,699)	(23,321)

Common stock and warrants issued for payables at $0.50 per share	5,000	5	2,495	-	-	2,500

Common stock issued for services at $0.50 per share at $0.50 per share	150,000	150	74,850	-	-	75,000

Common stock and warrants issued for cash at $0.50 per share	245,300	245	122,405	-	-	122,650
						-
Exercise of warrants	30,000	30	14,970			15,000

Net loss for the year ended
December 31, 2007	-	-	-	-	(387,985)	(387,985)

Balance, December 31, 2007	5,887,800	$5,888	$753,640	$-	$(955,684)	$(196,156)

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	From December 19, 2005 (Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(387,985)	$(567,699)	$(955,684)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	4,215	569	4,784
Loss on disposition of assets	-	6,888	6,888
Stock issued for services	75,000	100,000	175,000
Stock issued for payables	2,500	-	2,500
Decrease (increase) in:
Refund receivable	1,139	(1,139)	-
Prepaid expenses	2,205	(5,000)	(2,795)
Increase (decrease) in:
Accounts payable	11,735	74,914	86,649
Accrued interest	9,821	341	10,162
Related party payable	16,805	100	16,905
Accrued officer and director fees	105,000	-	105,000
Net cash provided (used) by operating activities	(159,565)	(391,026)	(550,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(12,679)	(8,076)	(20,755)
Purchase of license	-	(45,000)	(45,000)
Purchase of patents	(9,339)	(6,444)	(15,783)
Net cash used by financing activities	(22,018)	(59,520)	(81,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash	137,650	440,360	578,010
Collection of subscriptions receivable	-	2,346	2,346
Proceeds from note payable	46,589	29,500	76,089
Repayment of note payable	-	(9,500)	(9,500)
Net cash provided by financing activities	184,239	462,706	646,945

Net increase in cash and cash equivalents	2,656	12,160	14,816

Cash, beginning of period	12,160	-	-

Cash, end of period	$14,816	$12,160	$14,816

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for license	$550	$-	$550
Common stock issued for patent	$-	$1,122	$1,122

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 - BASIS OF PRESENTATION

MIP Solutions, Inc. was incorporated on December 19, 2005 in the State of Nevada.

The principal business of the Company is the development of Molecularly Imprinted Polymers (“MIPs”) for various commercial applications relating to the removal of targeted molecules from water. The Company has various patents and a license agreement with The Johns Hopkins University Applied Physics Laboratory (JHU/APL) and is currently developing applications for the removal of arsenic from drinking water and for the extraction of precious metals from various mining operations. The Company’s year-end is December 31.

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

Loss Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 1,100,300 warrants outstanding at December 31, 2007; they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007.

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

At December 31, 2007, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $324,800 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2007. The significant components of the deferred tax asset at December 31, 2007 and December 31, 2006 were as follows:

	December 31,	December 31,
	2007	2006

Net operating loss carry forward	$955,213	$567,699

Deferred tax asset	$324,800	$193,000
Deferred tax asset valuation allowance	(324,800)	(193,000)
Net deferred tax asset	$-	$-

At December 31, 2007, the Company has net operating loss carryforwards of approximately $955,200, which expire in the years 2026-2027. The change in the allowance account from December 31, 2006 to December 31, 2007 was $131,800.

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

Going Concern
As shown in the accompanying financial statements, the Company has no revenues, had negative working capital and an accumulated deficit of $955,684 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

An estimated $2 million is believed necessary to continue operations and increase development through the next fiscal year. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), “Noncontrolling Interests in Consolidated Financial Statements”, this statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations”, (SFAS No. 141R”). This statement changes the accounting for business combinations. Under this statement, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This statement changes the accounting treatment and disclosure for certain specific items in a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)” (SFAS No. 158). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At December 31, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Long-lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the years ended December 31, 2007 and 2006, no impairments have been identified.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. See Note 3.

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2007	December 31, 2006
Office equipment	2,269	1,884
Lab equipment	11,599	-
Total assets	13,868	1,884
Less accumulated depreciation	(2,547)	(204)
Net, Property & Equipment	$11,321	$984

Depreciation expense for the periods ended December 31, 2007 and December 31, 2006 was $2,343 and $204, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years.  The Company’s patents are:

US Patent No. 6,780,232, issued August 24, 2004 for "Polymer Based Permeable Membrane for Removal of Ions"

This patent describes the preparation of an imprinted polymer membrane for facilitated transport of a specific chemical species. The examples were phosphate, nitrate and iron. The other membrane disclosures were collected into the application and the extension below.

US Patent application No. 10/924,666 filed January 27, 2005, publication no. 2005-0019302 published January 27, 2005, for "Polymer Based Permeable Membrane for Removal of Ions".

This application is an extension to the above patent. These above listed issued patents and published patent applications contain the following Johns Hopkins Laboratory Files:

No. 1734-SPL: "Polymer Based Permeable Membrane for Removal of Ions".
The disclosure involving the removal of iron.

No. 1744-SPL: "Environmental Phosphate Pollution Removal Using a Selectively Permeable Molecular Imprinted Polymer Membrane"
The disclosure involving the removal of phosphate.

No. 1745-SPL: "Environmental Nitrate Pollution Removal Using a Selectively Permeable Molecularly Imprinted Polymer Membrane"
The disclosure involving the removal of nitrate.

US Patent application No. 11/127897 filed May 12, 2005, (the Johns Hopkins Laboratory file no. 2122-1331) "Process for preparing Vinyl Substituted Beta-Diketones"

This provisional patent describes the synthesis of polymerizable ligands for removing metals from water, but not actually providing in what polymeric form the MIP would be contained, except for the first description a molecularly imprinted polymer (MIP) porous bead for the removal of copper from water.

US provisional application No. 60/736376, filed November 14, 2005 (the Johns Hopkins Laboratory file no. 2292-SPL) "The Preparation of Molecularly Imprinted Polymer Ion-exchange Resin Beads and Their Use as Sequestering Agents for Toxic or Economically Useful Ions"

This provisional patent covers the formation of molecularly imprinted polymer (MIP) porous beads that are capable of removing inorganic ions from liquids. The provisional patent fleshes out the original claim from the previous patent covering the synthesis of useful beta-diketone ligands. The beads are large to encourage high flow rates but also have large surface areas to quickly capture large amounts of ions, which range from main group anions and oxyanions to rare earth cations, and transion metal cations, anions, and oxyanions.

 The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount

Balance, December 31, 2004	$0	$0	$0
2005 Activity	1,123	0	1,123
Balance, December 31, 2005	1,123	0	1,123
2006 Activity	6,444	365	6,079
Balance, December 31, 2006	7,567	365	7,202
2007 Activity	9,338	1,872	7,466
Balance, December 31, 2007	$16,905	2,237	$14,668

NOTE 5 - COMMON STOCK

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

During the year ended December 31, 2006 the Company issued 360,000 additional common stock shares to the founders at par, issued 550,000 shares of its common stock to The Johns Hopkins University as partial payment for a license fee at par, issued 200,000 shares of common stock for legal services valued at $100,000, cancelled 1,122,500 of the initial founders shares issued in 2005 (not related to the common shares issued for patents), and issued 880,000 “units” to investors at a price of $0.50 per unit in a private placement. Each unit consists of one share of common stock and one common share purchase warrant. The warrants entitle the holder to purchase, at a price of $0.50, one common share for a period of three years.

During the year ended December 31, 2007, the Company issued 150,000 shares for services valued at $75,000 and issued 250,300 “units” to investors at a price of $0.50 per unit in a private placement. Each unit consists of one share of common stock and one common share purchase warrant. The warrants entitle the holder to purchase, at a price of $0.50, one common share for a period of three years. Also during the year ended December 31, 2007,

NOTE 6 - COMMON STOCK WARRANTS AND OPTIONS

Warrants
During the period ended December 31, 2006 as part of a private placement, the Company issued warrants to purchase 880,000 shares of common stock at a value of $122,860. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: share price at $.50; risk free interest rate of 5%; expected life of 3 years; expected volatility of 50%; no dividends expected to be paid.

During the year ended December 31, 2007 as part of a private placement, the Company issued warrants to purchase 250,300 shares of common stock at a value of $49,940. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: share price at $.50; risk free interest rate of 5%; expected life of 3 years; expected volatility of 105%; no dividends expected to be paid.

Also during the year ended December 31, 2007 the company received $15,000 upon the exercise of 30,000 warrants.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

During the year ended December 31, 2006 the Company signed an exclusive license agreement with Johns Hopkins University/Applied Physics Laboratory to commercially develop, manufacture, use and distribute products and process embodying JHU/APL Intellectual Property with in the filed of drinking water safety, wastewater treatment, and water based mining operations using filtration, treatment, reclamation, and extraction processes throughout the world. As of December 31, 2007 all terms of the License Agreement had been met or amended and the Company has the following commitments going forward:

License Agreement Commitments by sections noted (overview)

Under 6.2 (c) Amended	$50,000 and 100,000 shares of common stock ($.001 par value)
	and 100,000 warrants to purchase an additional share of common
	stock ($.001 par value) at $.50 per warrant

Under 6.2 (d)	$1,050,000 in cash for sales milestones due no later than 30 days
	after the COMPANY receives payment in full for the sale which
	triggers the milestone payment to JHU/APL. The triggers and
	payments are:		TRIGGER		PAYMENT
			$2,000,000		$50,000
			$5,000,000		$100,000
			$10,000,000		$150,000
			$20,000,000		$250,000
			$50,000,000		$500,000

Under 6.2 (e)	$272,240 in addition research commitments at JHU/APL

Under 6.4 (a)	7% of NET SALES as a royalty on any products incorporating
	the intellectual property covered by the license agreement beginning
	12 months after the first commercial sale of such product.

Under 6.4 (e)	50% of all sublicense revenues

Under 6.5	The following Minimum annual royalty payments beginning 12 months
	after the first commercial sale of such product:
	Year 1	$100,000		Year 2	$100,000
	Year 3	$200,000		Year 4	$200,000
	Year 5	$300,000		Year 5	$0

During the year ended December 31, 2007, a lease agreement for a larger office space was approved by the board of directors. The new lease commenced April 1, 2007, extends for a period of 60 months, and requires monthly payments of $2,233 for the first 12 months. The monthly rental fee is open for adjustment based on the consumer price index every 12 months thereafter.

The Company has not heard from Michael Pieniazek, the former president of the Company, regarding the legal action he and his brother were contemplating against the Company regarding the cancellation of 1,122,500 shares of the Company’s common stock issued collectively to them since they responded to the allegations in a letter prepared by counsel and dated July 3, 2007. Additional information regarding their allegations can be found in the Company’s SB-2 registration statement filed with the U.S. Securities and Exchange Commission at www.sec.gov .

NOTE 8 - NOTE PAYABLE

The Company issued a promissory note, for a total of $20,000 on October 25, 2006. The note bears interest at the rate of 1% per month for six months, 1½% for the next six months and then increases by ½ % ever six months thereafter. The note was payable on demand six months from issuance. As of December 31, 2007, related interest of $2,959 has been accrued and expensed, respectively.

The Company issued a promissory note, for a total of $8,076 on March 9, 2007. The note bears interest at the rate of 8% per year, is amortized over 30 years, with a balloon payment in 5 years from the date of issuance. As of December 31, 2007, related interest of $262 has been expensed.

The Company issued a promissory note, for a total of $40,000 on December 14, 2007. The note is due 90 days from the date of the note, with interest of $6,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, an officer and director of the Company used $100 to open up a bank account on behalf of the Company. As of December 31, 2006, the Company has not yet reimbursed the officer for this cash advance. The funds advanced are unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2007, the Company advanced to one of its officers a total of $27,000. Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited. The officer repaid $12,000 of the loaned amount and the receivable has been fully settled.

The Company issued a promissory note to one of its officers, for a total of $5,000 on July 11, 2007. The note bears interest at a rate of 1% per month for twelve months, 1½% for the next six months and then increases by ½ % ever six months thereafter. The note is payable on demand six months from issuance. As of December 31, 2007, related interest of $295 has been accrued and expensed, respectively.

The Company issued a promissory note to one of its directors, for a total of $10,000 on August 24, 2007. An additional $1,000 was added to this note on October 18, 2007. The note bears interest at a rate of 1% per month for twelve months, 1½% for the next six months and then increases by ½ % ever six months thereafter. The note is payable on demand six months from issuance. As of December 31, 2007, related interest of $437 has been accrued and expensed, respectively.

As of December 31, 2007, the Company has accrued $105,000 for amounts due officers and directors for services provided during 2007.

NOTE 10 - SUBSEQUENT EVENTS

The Company issued a promissory note, for a total of $20,000 on January 11, 2008. The note is due 90 days from the date of the note, with interest of $3,000.

The Company issued a promissory note, for a total of $10,000 on January 24, 2008. The note is due 120 days from the date of the note, with interest of $1,000.

On February 28, 2008 one of our shareholders exercised 30,000 warrants at $.50 per warrant by completing the warrant exercise form and wiring $15,000 to our corporate bank account.

The Company issued a promissory note, for a total of $46,000 on March 7, 2008 for payment on the Note issued on December 14, 2007. The note is due 60 days from the date of the note, with interest of $4,000.