Form 10-Q
period 2008-03-31
MIPSolutions, Inc.
filed 2008-05-15
CIK 1394872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended March 31, 2008

Commission File Number: 333-141927

MIPSOLUTIONS, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	4941	20-4047619
State of Incorporation	Primary Standard Industrial	I.R.S. Employer
	Classification Code Number	Identification No.

128 East Fairview Avenue
Spokane, Washington 99207
Telephone (509) 484-6385
(Address and Telephone Number of Issuer's Principal Executive Offices)

Corporate Office Services
Corporate Services Manager
1005 Terminal Way, STE 110
Reno, NV 89502
Telephone:  (775) 324-7676
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
YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 1, 2008, the registrant had 6,619,800 shares of common stock, $0.001 par value, issued and outstanding.

SEC 1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I - FINANCIAL INFORMATION

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$12,534	$14,816
Prepaid expenses	-	2,795
Total Current Assets	12,534	17,611

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	10,631	11,321

OTHER ASSETS
License	45,550	45,550
Patent	16,905	16,905
Accumulated amortization	(2,660)	(2,237)
Total Other Assets	59,795	60,218

TOTAL ASSETS	$82,960	$89,150

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$77,633	$86,650
Accrued expense	47,000	-
Accrued interest	12,878	10,162
Accrued payroll	129,100	105,000
Note payable	102,826	66,589
Note payable - related party	16,905	16,905
Total Current Liabilities	386,342	285,306

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,617,800 and 5,887,800 shares issued and outstanding, respectively	6,618	5,888
Additional paid-in capital	1,187,410	753,640
Subscription receivable	-	-
Deficit accumulated during the development stage	(1,497,410)	(955,684)
Total Stockholders' Deficit	(303,382)	(196,156)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,960	$89,150

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Period Ended March 31 2008	Period Ended March 31 2007	From December 19, 2005 (Inception) to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	429,660	13,676	630,005
Depreciation and amortization	1,113	412	5,897
General and administrative	23,200	5,630	90,967
Professional fees	27,474	21,486	252,039
Research and development	2,536	3,791	157,447
Officers and directors fees	45,000	120,000	300,000
Option fee	2,500	2,500	5,000
Travel and meals	561	3,769	27,337
TOTAL OPERATING EXPENSES	532,044	171,264	1,468,692

LOSS FROM OPERATIONS	(532,044)	(171,264)	(1,468,692)

OTHER INCOME (EXPENSE)
Interest expense	(9,682)	(470)	(21,830)
Loss on disposition of assets	-	-	(6,888)
TOTAL OTHER INCOME	(9,682)	(470)	(28,718)

LOSS BEFORE TAXES	(541,726)	(171,734)	(1,497,410)

INCOME TAX EXPENSE	-	-

NET LOSS	$(541,726)	$(171,734)	$(1,497,410)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.09)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,281,133	5,776,467

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31 2008	Three Months Ended March 31 2007	From December 19, 2005 (Inception) to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(541,726)	$(171,734)	$(1,497,410)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,113	412	5,897
Loss on disposition of assets	-	-	6,888
Stock issued for services	407,000	75,000	582,000
Stock issued for payables		2,500	2,500
Decrease (increase) in:
Refund receivable		-	-
Receivable from officer		(27,000)	-
Prepaid expenses	2,795	5,000	-
Increase (decrease) in:
Accounts payable	25,983	(429)	77,632
Accrued expense	12,000	-	47,000
Accrued interest	3,187	341	12,878
Accrued payroll	24,100		129,100
Related party payable	-	5,500	16,905
Net cash provided (used) by operating activities	(65,548)	(110,410)	(616,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		(4,879)	(20,755)
Purchase of license	-	-	(45,000)
Purchase of patents		(1,250)	(15,783)
Net cash used by financing activities	-	(6,129)	(81,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash	27,500	122,650	605,510
Collection of subscriptions receivable	-	-	2,346
Proceeds from note payable	36,000	-	112,560
Repayment of note payable	(234)	-	(9,734)
Net cash provided by financing activities	63,266	122,650	710,682

Net increase in cash and cash equivalents	(2,282)	6,111	12,534

Cash, beginning of period	14,816	12,160	-

Cash, end of period	$12,534	$18,271	$12,534

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$	$1,122

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - BASIS OF PRESENTATION

MIP Solutions, Inc, was incorporated on December 19, 2005 in the State of Nevada, and has been in the development stage since its formation.

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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
MARCH 31, 2008

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 1,045,300 warrants outstanding at March 31, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008.

SFAS No. 157, “Fair Value Measurements(“SFAS 157), define fair value, establishes a framework for measureing fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritzies the inputs used in measureing fair value as follows:
Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2008.

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

At March 31, 2008 the Company had deferred tax assets calculated at an expected rate of 34% of approximately $509,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2008. The significant components of the deferred tax asset at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Net operating loss carryforward	$1,497,000	$955,000

Deferred tax asset	$509,100	$324,800
Deferred tax asset valuation allowance	(509,100)	(324,800)
Net deferred tax asset	$-	$-

At March 31, 2008, the Company has net operating loss carryforwards of approximately $1,497,000, which expire in the years 2026-2028. The change in the allowance account from December 31, 2007 to March 31, 2008 was $184,300.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $1,497,410 as of March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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
MARCH 31, 2008

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

Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2008	December 31, 2007
Office equipment	$2,269	$2,269
Lab Equipment	11,598	11,598
Total assets	13,867	13,867
Less accumulated depreciation	(3,236)	(2,546)
	$10,631	$11,321

Depreciation and amortization expense for the period ended March 31, 2007 and December 31, 2007 was $690 and $2,342, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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
MARCH 31, 2008

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

During the year ended December 31, 2007, the Company issued 245,300 “units” to investors at a price of $0.50 per unit in a private placement. Each unit consists of one share of common stock and one common share purchase warrant. The warrants, which entitle the holder to purchase, at a price of $0.50, one common share for a period of three years.

Also during the year ended December 31, 2007, the Company issued 150,000 shares for services valued at $75,000, 5,000 shares for payables valued at $2,500, and 30,000 shares for the exercise of 30,000 warrants.

During the period ended March 31, 2008, the Company issued 675,000 shares of common stock for services valued at $407,000 and 55,000 shares of common stock for the exercise of 55,000 warrants and cash of $27,500.

NOTE 5 - COMMITMENTS

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors.

During the quarter ended March 31, 2008, the Company signed a consulting agreement with Eric Moe with terms of $3,000 per month beginning July 15, 2008 and 250,000 shares of the Company’s common stock, 125,000 of which were issued during the current quarter and the other 125,000 due September 2008. Additionally, the Company signed a consulting agreement with Global Media Partners, the terms being 300,000 shares of the Company’s common stock, which was issued during the current quarter, and $25,000 in cash to be paid. $10,000 was paid in April 2008, and $15,000 to be invoiced and paid with in thirty days of receipt. These shares of common stock are deemed to be restricted securities.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6 - NOTES PAYABLE

The Company issued a promissory note, for a total of $20,000 on October 25, 2006. The note bears interest at the rate of 1% per month. As of March 31, 2008, related interest of $3,663 has been accrued and expensed, respectively. The note is payable on demand six months from issuance.

The Company issued a promissory note, for a total of $8,076 on March 9, 2007. The note bears interest at the rate of 8% per year. As of March 31, 2008, related interest of $551 has been expensed.

The Company issued a promissory note, for a total of $40,000 on December 14, 2007. The note is due 90 days from the date of the note, with interest of $6,000. On March 7, 2008, the company negotiated a new note for the outstanding principal and interest balance, which is due 60 days from the date of the note, with interest of $4,000. This note was converted into 100,000 “units” as of May 6, 2008. See Note 8

The Company issued a promissory note, for a total of $20,000 on January 11, 2008. The note is due 90 days from the date of the note, with interest of $3,000. This note was converted into 46,000 “units” as of May 1, 2008. See Note 8

The Company issued a promissory note, for a total of $10,000 on January 24, 2008. The note is due 120 days from the date of the note, with interest of $1,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, an officer and director of the Company advanced $100 to open up a bank account on behalf of the Company. As of December 31, 2006, the Company has not yet reimbursed the officer for this cash advance. The funds advanced are unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2007, the Company advanced to one of its officers a total of $27,000. Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited. The officer repaid $12,000 of the loaned amount and the remaining receivable was fully satisfied through payroll deductions.

The Company issued a promissory note to one of its officers, for a total of $5,000 on July 11, 2007. The note bears interest at a rate of 1% per month for twelve months, 1½% for the next six months and then increases by ½ % ever six months thereafter. The note is payable on demand six months from issuance. As of March 31, 2008, related interest of $458 has been accrued and expensed, respectively.

The Company issued a promissory note to one of its directors, for a total of $10,000 on August 24, 2007. An additional $1,000 was added to this note on October 18, 2007. The note bears interest at a rate of 1% per month for twelve months, 1½% for the next six months and then increases by ½ % ever six months thereafter. The note is payable on demand six months from issuance. As of March 31, 200, related interest of $757 has been accrued and expensed, respectively.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 8-SUBSEQUENT EVENTS

The Board of Directors approved a subscription offering for a private placement of securities at a meeting on April 15, 2008 and filed a FORM D Notice of Sale with the SEC effective April 28, 2008

The Company accepted the conversion of $23,000 in principal and interest due on promissory notes into units of the subscription offering approved by the board on May 1, 2008. See Note 6

The Company accepted the conversion of $50,000 in principal and interest due on promissory notes into units of the subscription offering approved by the board on May 6, 2008.

Subsequent to March 31, 2008, 29,000 “units” were issued in exchange for $14,500 in services. Additionally, 40,000 “units” were issued for $20,000 in cash.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend" and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.  Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

▪	dependence on commercialization of our Molecularly Imprinted Polymer (MIP) technology;

▪	our ability to continue as a “going concern”;

▪	our need and ability to raise sufficient additional capital;

▪	ineffective internal operational and financial control systems;

▪	our ability to hire and retain specialized and key personnel;

▪	dependence on our ability to purchase Float Concentrate at a discount of its gold value in the marketplace;

▪	our limited operating history and continued losses;

▪	restrictions contained in our outstanding convertible notes;

▪	rapid technological change;

▪	uncertainty of intellectual property protection;

▪	potential infringement on the intellectual property rights of others;

▪	factors affecting our common stock as a “penny stock;”

▪	extreme price fluctuations in our common stock;

▪	price decreases due to future sales of our common stock;

▪	general economic and market conditions;

▪	future shareholder dilution; and

▪	absence of dividends.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments.  New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The following discussion of our financial condition and results of operations should be read together with our audited financial statements and accompanying notes that are included elsewhere in this report.

Executive Overview

We continue to need additional capital to fund the development of our Molecularly Imprinted Polymer (“MIP”) technology as well as cover our general and administrative expenses.

In the period ending March 31, 2008 our current liabilities increased $101,036 to $386,342 from $285,306, our accumulated deficit increased $541,726 from $955,684 to $1,497,410 and, our stockholders deficit increased $107,226 from $196,156 to 303,382. The increase in current liabilities was primarily due to an increase of $47,000 in accrued expenses, an increase of $24,100 in accrued payroll and an increase of $36,327 in Notes payable. Other key factors that increased the accumulated deficit and stockholder’s deficit was the issuance of 425,000 shares of common stock related to the hiring of two consultants. This issuance of stock also increased operating expenses in the three months ended March 31, 2008 to $534,044 compared to $171,246 for the three months ended March 31, 2007.

We approved a private placement of securities pursuant to Rule 506 of Regulation D at a meeting of the Board of Directors on April 15, 2008. Should the Company be unable to raise sufficient capital through the private placement of its securities then it is unlikely that it will be able to continue as a going concern unless it is able to borrow capital form shareholders or financial institutions which is unlikely.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. Our principal exposure to market risk is that the price of our stock can either enhance or deter our ability to raise equity capital through the private placement of our securities.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2007, relating to entity-level controls, the financial closing and reporting process, and segregation of duties, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were ineffective.

Changes In Internal Controls.

There have been two material changes in internal control over financial reporting during the quarter ended March 31, 2008.  The Board of Directors formed an Audit Committee of three Directors, Edward Hunton, Gary MacDonald, and Duane Simon.  In addition, management has enhanced segregation of duties and authorization of expense reimbursements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings pending against us, and, to the knowledge of management, there was one material legal proceeding threatened by the Company’s former President, CEO and CFO, Michael T. Pieniazek. Details of the threatened litigation are contained herein under Item 1A and in the Company’s SB-2 Registration Statement dated September 28, 2008 which can be found at www.sec.gov.

Item 1A.   Risk Factors

There have been no material changes in risk factors described in our Annual Report of Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2008, the Company issued 675,000 shares of common stock for services valued at $407,000 and 55,000 shares of common stock for the exercise of 55,000 warrants and cash of $27,500. These shares were issued as restricted securities and were exempt from registration under Section 4(2) of the Securities Act of 1933 and/or exemptions from registration under Regulation D promulgated thereunder.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

In accordance with the Company’s Bylaws, the annual meeting of shareholders was held on January 31, 2008, within one month of Company’s fiscal year end. At the meeting, the majority of our shareholders re-elected four directors, including Dale Carlton, Edward Hunton, Duane Simon and Glen Southard. One new director, Gary MacDonald was elected to replace Mark Quinn who did not seek another term. All five directors to serve until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.

Item 5. Other Information

None.

Item 6. Exhibits

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

MIP Solutions, Inc.

Dated: May 14, 2008	/s/ Jeff Lamberson	/s/ Edward Hunton
	Jeff Lamberson Principal Executive Officer	Edward Hunton Principal Financial Officer