Form 10-Q
period 2008-06-30
MIPSolutions, Inc.
filed 2008-08-14
CIK 1394872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of July 22, 2008, the registrant had 7,703,934 shares of common stock, $0.001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$6,593	$14,816
Prepaid expenses	3,811	2,795
Total Current Assets	10,404	17,611

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	9,942	11,321

OTHER ASSETS
License	45,550	45,550
Patent	17,500	16,905
Accumulated amortization	(3,098)	(2,237)
Total Other Assets	59,952	60,218

TOTAL ASSETS	$80,298	$89,150

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$54,964	$51,650
Accrued expense	35,000	35,000
Accrued interest	6,490	9,691
Accrued payroll	20,900	105,000
Note payable	31,335	67,060
Note payable - related party	16,205	16,905
Common stock to be issued	45,750	-
Total Current Liabilities	210,644	285,306

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 50,000,000 shares
authorized, 7,373,634 and 5,887,800 shares issued
and outstanding, respectively	7,374	5,888
Additional paid-in capital	1,632,623	753,640
Subscription receivable	-	-
Deficit accumulated during the development stage	(1,770,343)	(955,684)
Total Stockholders' Deficit	(130,346)	(196,156)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,298	$89,150

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months	From December
	Ended	Ended	Ended	Ended	19, 2005
	June 30,	June 30,	June 30,	June 30,	(Inception) to
	2008	2007	2008	2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	174,189	1,500	603,849	15,176	374,534
Depreciation and amortization	1,127	1,666	2,239	2,391	5,911
General and administrative	29,840	16,627	52,840	22,507	97,607
Professional fees	15,685	7,823	43,359	15,448	240,250
Research and development	1,483	1,015	4,019	4,806	156,394
Officers and directors fees	45,000	45,000	90,000	165,000	300,000
Option fee	-	-	2,500	-	2,500
Travel and meals	2,449	247	3,009	4,016	29,225
TOTAL OPERATING EXPENSES	269,773	73,878	801,815	229,344	1,206,421

LOSS FROM OPERATIONS	(269,773)	(73,878)	(801,815)	(229,344)	(1,206,421)

OTHER INCOME (EXPENSE)
Interest expense	(2,517)	(749)	(12,199)	(1,495)	(14,665)
Loss on disposition of assets	(645)	-	(645)	-	(7,533)
TOTAL OTHER INCOME	(3,162)	(749)	(12,844)	(1,495)	(22,198)

LOSS BEFORE TAXES	(272,935)	(74,627)	(814,659)	(230,839)	(1,228,619)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(272,935)	$(74,627)	$(814,659)	$(230,839)	$(1,228,619)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.04)	$(0.01)	$(0.12)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	6,966,878	5,857,800	6,623,856	5,817,133

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

Six Months	Six Months	From December 19, 2005
Ended	Ended	(Inception) to
June 30,	June 30	June 30,
2008	2007	2008
(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(814,659)	$(230,839)	$(1,770,343)
Adjustments to reconcile net loss to net cash			-
provided (used) by operating activities:			-
Depreciation and amortization	2,239	2,391	7,023
Loss on disposition of assets	645	-	7,533
Stock issued for services	543,569	75,000	718,569
Stock issued for payables	-	2,500	2,500
Decrease (increase) in:			-
Refund receivable	-	1,139	-
Receivable from officer	-	(2,000)	-
Prepaid expenses	(1,016)	4,785	(3,811)
Increase (decrease) in:			-
Bank overdraft payable	-	479	-
Accounts payable	3,315	4,102	54,964
Accrued expense	-	(15,000)	35,000
Accrued interest	10,799	1,259	20,490
Accrued payroll	70,100	30,500	175,100
Related party payable	(700)	-	16,205
Common stock to be issued	45,750	-	45,750
Net cash provided (used) by operating activities	(139,958)	(125,684)	(691,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(13,231)	(20,755)
Purchase of license	-	-	(45,000)
Purchase of patents	(595)	(1,250)	(16,378)
Purchase of option	-	(2,500)	-
Sale of asset	9,555	-	9,555
Net cash provided (used) by investing activities	8,960	(16,981)	(72,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash	88,500	122,650	666,510
Collection of subscriptions receivable	-	-	2,346
Proceeds from note payable	35,257	7,855	111,817
Repayment of note payable	(982)	-	(10,482)
Net cash provided by financing activities	122,775	130,505	770,191

Net increase (decrease) in cash and cash equivalents	(8,223)	(12,160)	6,593

Cash, beginning of period	14,816	12,160	-

Cash, end of period	$6,593	$-	$6,593

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$-	$1,122
Common stock issued for note payable & accrued interest	$84,000		$84,000
Common stock issued for asset	$10,200		$10,200
Common stock issued for officers & directors fees	$154,200		$154,200

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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
JUNE 30, 2008

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

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 1,889,100 warrants outstanding at June 30, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2008.

SFAS No. 157, “Fair Value Measurements(“SFAS 157), define fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended June 30, 2008.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

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

At June 30, 2008 the Company had deferred tax assets calculated at an expected rate of 34% of approximately $602,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at June 30, 2008. The significant components of the deferred tax asset at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Net operating loss carryforward	$1,770,000	$955,000

Deferred tax asset	$602,000	$324,800
Deferred tax asset valuation allowance	(602,000)	(324,800)
Net deferred tax asset	$-	$-

At June 30, 2008, the Company has net operating loss carryforwards of approximately $1,770,000, which expire in the years 2026-2028. The change in the allowance account from December 31, 2007 to June 30, 2008 was $277,200.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $1,770,343 as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

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

Accounting Pronouncements
In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared2 by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2008	December 31, 2007
Office equipment	$2,269	$2,269
Lab Equipment	11,598	11,598
Total assets	13,867	13,867
Less accumulated depreciation	(3,926)	(2,546)
	$9,941	$11,321

Depreciation and amortization expense for the period ended June 30, 2008 and December 31, 2007 was $2,239 and $2,342, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 4 - COMMON STOCK AND WARRANTS

Common Stock
The Company is authorized to issue 50,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the period ended June 30, 2008, the Company issued 675,000 shares of common stock for services valued at $407,000, 137,334 “units” for services valued at $136,569, 57,000 shares of common stock for the exercise of 57,000 warrants and cash of $28,500, 168,000 “units” for the payment of debt valued at $84,000, 20,400 “units” for the purchase of an asset valued at $10,200, 308,400 “units” for accrued payroll of $154,200, and 120,000 “units” for $60,000 in cash

NOTE 5 - COMMITMENTS

Under the terms of the license agreement with The Johns Hopkins University, the Company is obligated to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors.

During the quarter ended March 31, 2008, the Company signed a consulting agreement, with an individual, for the purpose of investor relations with terms of $3,000 per month beginning July 15, 2008 and 250,000 shares of the Company’s common stock, 125,000 of which were issued during the current quarter and the other 125,000 due September 2008. During the quarter ended June 30, 2008 this contract was rescinded and no balance is due.

Additionally, the Company signed a consulting agreement with Global Media Partners, the terms being 300,000 shares of the Company’s common stock, which was issued during the current quarter, and $25,000 in cash to be paid. $10,000 was paid in April 2008, and $15,000 to be invoiced and paid with in thirty days of receipt. These shares of common stock are deemed to be restricted securities.

During the quarter ended June 30, 2008 the company entered into a consulting agreement with an individual, for the purposes of evaluation the Company and consulting to the Board of Directors with the potential of becoming CEO, with terms of $5,000 per month for a period of six months.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 6 - NOTES PAYABLE

The Company issued a promissory note, for a total of $20,000 on October 25, 2006. The note bears interest at the rate of 1% per month. As of June 30, 2008, related interest of $4,388 has been accrued and expensed, respectively. The note is payable on demand six months from issuance.

The Company issued a promissory note, for a total of $8,076 on March 9, 2007. The note bears interest at the rate of 8% per year. As of June 30, 2008, related interest of $551 has been expensed.

The Company issued a promissory note, for a total of $40,000 on December 14, 2007. The note is due 90 days from the date of the note, with interest of $6,000. On March 7, 2008, the company negotiated a new note for the outstanding principal and interest balance, which is due 60 days from the date of the note, with interest of $4,000. This note was converted into 100,000 “units” as of May 6, 2008. See Note 8

The Company issued a promissory note, for a total of $20,000 on January 11, 2008. The note is due 90 days from the date of the note, with interest of $3,000. This note was converted into 46,000 “units” as of May 1, 2008. See Note 8

The Company issued a promissory note, for a total of $10,000 on January 24, 2008. The note is due 120 days from the date of the note, with interest of $1,000. This note was converted to 22,000 “units” on May 27, 2008.

The Company issued a promissory note, for a total of $5,000 on January 24, 2008. The note is due 30 days from the date of the note, with interest of $500. If the note is not paid within 10 days of the due date a $100 penalty will be charged, and interest of 1% will begin to accrued on the principal and accrued interest.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, an officer and director of the Company advanced $100 to open up a bank account on behalf of the Company. As of June 30, 2008, the Company has reimbursed the officer for this cash advance..

During the year ended December 31, 2007, the Company advanced to one of its officers a total of $27,000. Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited. The officer repaid $12,000 of the loaned amount and the remaining receivable was fully satisfied through payroll deductions.

The Company issued a promissory note to one of its officers, for a total of $5,000 on July 11, 2007. The note bears interest at a rate of 1% per month for twelve months, 1½% for the next six months and then increases by ½ % ever six months thereafter. The note is payable on demand six months from issuance. As of June 30, 2008, related interest of $625 has been accrued and expensed, respectively.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

The Company issued a promissory note to one of its directors, for a total of $10,000 on August 24, 2007. An additional $1,000 was added to this note on October 18, 2007. The note bears interest at a rate of 1% per month for twelve months, 1½% for the next six months and then increases by ½ % ever six months thereafter. The note is payable on demand six months from issuance. As of June30, 2008, related interest of $977 has been accrued and expensed, respectively.

NOTE 8-SUBSEQUENT EVENTS

On July 1, 2008 the Company issued 100,000 restricted common shares and 100,000 stock purchase warrants exercisable at $.50 per share for a period of three years to The Johns Hopkins University Applied Physics Laboratory (JHU/APL) per Amendment #3 of the License Agreement between the Company and JHU/APL.

On July 1, 2008 the Company issued 10,000 restricted common shares, valued at $5000 under the terms of a Consulting Agreement. See Note 5.

The Board of Directors approved the engagement of Freedom Investors Corp., a FINRA member firm, as a Placement Agent for its subscription offering dated April 15, 2008 and filed an amended FORM D Notice of Sale with the SEC effective July 9, 2008. The Company issued 25,000 restricted common shares for this engagement on July 2, 2008. In addition Freedom shall receive (i) cash commissions in an amount equal to 10%, (ii) a cash non-accountable expense allowance equal to 3%, and (iii) common stock purchase warrants exercisable into the Company’s common stock, .001 par value, at $.40 per share for a period of two (2) years equal to 7%, in each case calculated based upon the aggregate purchase price paid for Units sold by Freedom.

Subsequent to June 30, 2008 100,000 “units”, consisting of one share and one warrant to purchase one share of common stock, were issued for $50,000 in cash to accredited investors.

On July 28, 2008 the Board of Directors approved hiring Rocky Arnold as President and CEO effective 9-1-2008 contingent upon a favorable review of a background check and successful negotiations with the compensation committee with regard to the final terms of an employment agreement

On July 28, 2008 the Board of Directors authorized management to hire another IR consultant at its discretion for no more than 125,000 shares of common stock (up to ½ fully registered and free trading shares. Company acknowledges that it will determine if consultant can be paid under the S8 registration process. If Company determines the S8 registration is not available for consultant then Company agrees consultant may receive free trading shares by a third party, non affiliate or insider of Company) and no more than 100,000 stock purchase warrants with an exercise price of $.50 with a term of no more than 3 years.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend" and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.  Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

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

In the period ending June 30, 2008 our current liabilities decreased $74,662 to $210,644 from $285,306, our accumulated deficit increased $814,659 from $955,684 to $1,770,343 and, our stockholders deficit decreased $65,810 from $196,156 to 130,346 from the year ended December 31, 2007. The decrease in current liabilities, increase of accumulated deficit, and decrease of stockholders deficit was primarily caused by the issuance of 675,000 shares of common stock for services valued at $407,000, 137,334 “units” (described below) for services valued at $136,569, 57,000 shares of common stock for the exercise of 57,000 warrants and cash of $28,500, 168,000 “units” for the payment of debt valued at $84,000, 20,400 “units” for the purchase of an asset valued at $10,200, 308,400 “units” for accrued payroll of $154,200, and 120,000 “units” for $60,000 in cash. These items also contributed to operating expenses increasing $630,551 from $171,264 in the period ended June 30, 2007 to $801,815 for the period ended June 30, 2008.

As noted below under Item 2, the Company is currently accepting subscriptions for “units’ consisting of one common share (.001 par value) and one common stock purchase warrant to purchase an additional common share (.001 par value) for $.50 per unit through it’s private placement offering of securities pursuant to Rule 506 of Regulation D approved at a meeting of the Board of Directors on April 15, 2008. Should the company be unable to continue to raise sufficient capital through the private placement of it securities then it is unlikely that will be able to continue as a going concern unless it is able to borrow capital form shareholders or financial institutions which is unlikely.

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

Changes in Internal Controls.

There have been no material changes in internal control over financial reporting during the quarter ended June 30, 2008.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of July 22, 2008 the Company has accepted subscriptions for $382,900 worth of subscriptions for “units’ consisting of one common share (.001 par value) and one common stock purchase warrant to purchase an additional common share (.001 par value) for $.50 per unit in it’s private placement of securities pursuant to Rule 506 of Regulation D approved at a meeting of the Board of Directors on April 15, 2008 in the form of cash, conversion of promissory Notes and accrued salary, and in exchange for services.

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

MIP Solutions, Inc.
Dated: August 14, 2008	/s/ Jeff Lamberson	/s/ Edward Hunton
	Jeff Lamberson Principal Executive Officer	Edward Hunton Principal Financial Officer