Form 10-Q
period 2008-09-30
MIPSolutions, Inc.
filed 2008-11-19
CIK 1394872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934
For Period ended September 30, 2008
Commission File Number: 333-141927

MIPSOLUTIONS, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	4941	20-4047619
State of Incorporation	Primary Standard Industrial	I.R.S. Employer
	Classification Code Number	Identification No.

421 West Wakara
Suite 203
Salt Lake City, UT 84108
Telephone (801) 583-0195
 (Address and Telephone Number of Issuer's Principal Executive Offices)

Laughlin Associates, Inc.
2533 N. Carson Street
Carson City, NV 89706
Telephone (775) 883-8484  ext 202
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of October 31, 2008, the registrant had 8,196,436 shares of common stock, $0.001 par value, issued and outstanding.

SEC 1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)	(restated)

CURRENT ASSETS
Cash	$18,178	$14,816
Prepaid expenses	551	2,795
Total Current Assets	18,729	17,611

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	9,037	11,321

OTHER ASSETS
License	145,550	125,550
Patent	24,293	16,905
Accumulated amortization	(3,620)	(2,237)
Total Other Assets	166,223	140,218

TOTAL ASSETS	$193,989	$169,150

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$60,040	$51,650
Accrued expense	35,000	35,000
Accrued interest	12,820	9,691
Accrued payroll	44,805	105,000
Note payable	57,500	67,060
Note payable - related party	16,205	16,905
License fee payable	-	80,000
Common stock to be issued	31,875	-
Total Current Liabilities	258,245	365,306

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 7,958,434 and 5,887,800 shares issued
and outstanding, respectively	7,959	5,888
Additional paid-in capital	1,938,856	753,640
Subscription receivable	-	-
Deficit accumulated during the development stage	(2,011,071)	(955,684)
Total Stockholders' Deficit	(64,256)	(196,156)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$193,989	$169,150

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	From December 19,
	September 30,	September 30,	September 30,	September 30,	2005 (Inception) to
	2008	2007	2008	2007	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	53,707	1,500	718,557	16,676	918,902
Depreciation and amortization	1,209	1,702	3,449	4,093	8,233
General and administrative	36,322	16,673	87,462	39,180	155,229
Professional fees	15,509	12,834	58,867	28,543	283,432
Research and development	6,718	393	12,436	5,199	167,347
Officers and directors fees	45,000	45,000	135,000	210,000	390,000
Option fee	-	-	2,500	-	5,000
Travel and meals	11,544	345	14,554	4,361	41,330
TOTAL OPERATING EXPENSES	170,009	78,447	1,032,825	308,052	1,969,473

LOSS FROM OPERATIONS	(170,009)	(78,447)	(1,032,825)	(308,052)	(1,969,473)

OTHER INCOME (EXPENSE)
Interest expense	(9,632)	(1,244)	(21,831)	(2,739)	(33,979)
Loss on disposition of assets	(86)	-	(731)	-	(7,619)
TOTAL OTHER INCOME	(9,718)	(1,244)	(22,562)	(2,739)	(41,598)

LOSS BEFORE TAXES	(179,727)	(79,691)	(1,055,387)	(310,791)	(2,011,071)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(179,727)	$(79,691)	$(1,055,387)	$(310,791)	$(2,011,071)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.15)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	7,860,267	5,857,800	7,047,304	5,830,689

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	From
	Ended	Ended	December 19, 2005
	September 30,	September 30	(Inception) to
	2008	2007	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,055,387)	$(310,791)	$(2,011,071)
Adjustments to reconcile net loss to net cash			-
provided (used) by operating activities:			-
Depreciation and amortization	3,176	4,093	7,960
Loss on disposition of assets	731	-	7,619
Common stock and warrants issued for services	680,816	75,000	855,816
Common stock issued for payables	50,000	2,500	52,500
Decrease (increase) in:			-
Refund receivable	-	1,139	-
Prepaid expenses	2,244	4,785	(551)
Increase (decrease) in:			-
License fee payable	(80,000)		-
Accounts payable	8,391	21,898	60,040
Accrued expense	-	(15,000)	35,000
Accrued interest	17,129	2,188	26,820
Accrued payroll	94,005	75,500	199,005
Related party payable	(700)	-	16,205
Common stock to be issued	31,875	-	31,875
Net cash provided (used) by operating activities	(247,720)	(138,688)	(718,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	405	(13,231)	(20,350)
Purchase of license	(20,000)	-	(145,000)
Purchase of patents	(7,388)	(3,711)	(23,171)
Purchase of option	-	(2,500)	-
Sale of asset	9,555	-	9,555
Net cash provided (used) by investing activities	(17,428)	(19,442)	(178,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees	208,070	122,650	786,080
Collection of subscriptions receivable	-	-	2,346
Proceeds from note payable	87,757	23,324	164,317
Repayment of note payable	(27,317)	-	(36,817)
Net cash provided by financing activities	268,510	145,974	915,926

Net increase (decrease) in cash and cash equivalents	3,362	(12,156)	18,178

Cash, beginning of period	14,816	12,160	-

Cash, end of period	$18,178	$4	$18,178
-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$-	$1,122
Common stock issued for note payable & accrued interest	$84,000		$$84,000
Common stock issued for asset	$10,200		$$10,200
Common stock issued for officers & directors fees	$154,200		$$154,200

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America require the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

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
SEPTEMBER 30, 2008

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes the cost over the service period. In 2004, the Company adopted the changes to SFAS No. 123 as prescribed by SFAS No. 123(R). See Note 13.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 2,361,100 warrants outstanding at September 30, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008.

SFAS No. 157, “Fair Value Measurements(“SFAS 157), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended September 30, 2008.

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

At September 30, 2008 the Company had deferred tax assets calculated at an expected rate of 34% of approximately $684,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at September 30, 2008. The significant components of the deferred tax asset at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Net operating loss carryforward	$2,010,000	$955,000

Deferred tax asset	$684,000	$324,800
Deferred tax asset valuation allowance	(684,000)	(324,800)
Net deferred tax asset	$-	$-

At September 30, 2008, the Company had net operating loss carryforwards of approximately $2,010,000, which expire in the years 2026-2028. The change in the allowance account from December 31, 2007 to September 30, 2008 was $359,200.

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $2,011,071 as of September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

Restatement
Financials statements from prior periods have been restated in the current quarter, See Note 10.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2008	December 31, 2007
Office equipment	$1,779	$2,269
Lab Equipment	11,598	11,598
Total property & equipment	13,377	13,867
Less accumulated depreciation	(4,340)	(2,546)
	$9,037	$11,321

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Depreciation expense for the period ended September 30, 2008 and December 31, 2007 was $2,066 and $2,342, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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
SEPTEMBER 30, 2008

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

During the period ended September 30, 2008, the Company issued 892,500 shares of common stock for services valued at $530,626, 132,334 “units” for services valued at $130,819, 67,000 shares of common stock for the exercise of 67,000 warrants and cash of $33,500, 168,000 “units” for the payment of debt valued at $84,000, 20,400 “units” for the purchase of an asset valued at $10,200, 308,400 “units” for accrued payroll of $154,200, 100,000 “units” for a license agreement valued at $50,000, 100,000 warrants issued for services valued at $19,371, and 382,000 “units” for $161,000 in cash

NOTE 5 - STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2008 Stock Plan” on September 9, 2008, pursuant to which the Company may grant stock options to employees and consultants, including directors and officers, from time to time. The Company intends to register the Plan on Form S-8 prior to the grant of any stock options pursuant to the Plan. The Board of directors of the Company reserved 2,500,000 shares of Company Common Stock for eventual issuance pursuant to the exercise of stock options granted under the Plan.

NOTE 6 - COMMITMENTS

During the period ended June 30, 2008, the Company and JHU/APL signed Amendment #4 to the License Agreement between the parties regarding the minimum Research and Development commitment. The Company will contract with JHU/APL with the initial funding being no less than $175,000; provided that this is the first project of a five year program to be funded at a minimum of $400,000 total over the five years. The amendment contains a buyout provision requiring the company to pay a maximum of $75,000, should research & developement commitments not be satisfied.
The Company signed a consulting agreement with Global Media Partners, the terms being 300,000 shares of the Company’s common stock, which was issued during the quarter ended June 30, 2008, and $25,000 in cash to be paid. $10,000 was paid in April 2008, and $15,000 to be invoiced and paid with in thirty days of receipt. As of September 30, 2008, this contract expired without the $15,000 being earned or invoiced by the consultant. These shares of common stock are deemed to be restricted securities.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

During the quarter ended June 30, 2008 the company entered into a consulting agreement with an individual for CEO services, with terms of $5,000 per month for a period of six months. Effective September 1, 2008 the consulting agreement was cancelled, and an employment agreement was signed with terms of $5,000 per month until a cumulative investment of $2,000,000 is raised, beginning with the date of the employment agreement, and 50,000 shares of the Company’s common stock payable on January 9, 2009.

NOTE 7 - NOTES PAYABLE

The Company issued a promissory note, for a total of $20,000 on October 25, 2006. The note bears interest at a rate of 1% per month for twelve months, 1½% for the next six months and then increases by ½ % ever six months thereafter. The note is payable on demand six months from issuance. As of September 30, 2008, related interest of $9,504 has been accrued and expensed.

The Company issued a promissory note, for a total of $8,076 on March 9, 2007. The note bears interest at the rate of 8% per year. As of September 31, 2008, related interest of $551 has been expensed. This note was paid in full as of September 30, 2008.

The Company issued a promissory note, for a total of $40,000 on December 14, 2007. The note is due 90 days from the date of the note, with interest of $6,000. On March 7, 2008, the company negotiated a new note for the outstanding principal and interest balance, which is due 60 days from the date of the note, with interest of $4,000. This note was converted into 100,000 “units” as of May 6, 2008. See Note 8.

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

The Company issued a promissory note, for a total of $5,000 on June 3, 2008. The note is due 30 days from the date of the note, with interest of $500. If the note was not paid within 10 days of the due date a $100 penalty will be charged, and interest of 1% will begin to accrued on the principal and accrued interest. This note was paid on July.28, 2008.

The Company signed a loan agreement with JHU/APL on July 1, 2008 to satisfy the cash requirements of Amendment #3 to the License Agreement between the Company and JHU/APL dated December 26, 2007. Under the terms of the loan agreement the Company will make monthly payments as follows:

July 31, 2008	$10,000
August 31, 2008	$ 5,000
September 30, 2008 to March 2009	$ 5,000
April 2009	$ 3,929.18

The last payment consists of a $2500 penalty fee and 8% per annum interest.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

The Company issued a promissory note to one of its officers, for a total of $5,000 on July 11, 2007. The note bears interest at a rate of 1% per month for twelve months, 1½% for the next six months and then increases by ½ % ever six months thereafter. The note is payable on demand six months from issuance. As of September 30, 2008, related interest of $876 has been accrued and expensed.

The Company issued a promissory note to one of its directors, for a total of $10,000 on August 24, 2007. An additional $1,000 was added to this note on October 18, 2007. The note bears interest at a rate of 1% per month for twelve months, 1½% for the next six months and then increases by ½ % ever six months thereafter. The note is payable on demand six months from issuance. As of September 30, 2008, related interest of $1626 has been accrued and expensed.

 NOTE 9 - SUBSEQUENT EVENTS

On October 1, 2008 the Company issued 12,500 restricted common shares, valued at $5000 to Rocky Arnold pursuant to his Employment Agreement.

On October 9, 2008 the Company Promissory Note holders converted $48,332 of notes and accrued interest into 96,664 “units”.

On October 13, 2008 Amendment #5 with JHU/APL was fully executed between the Company and JHU/APL. This Amendment changed the Terms and Conditions of the License Agreement between the two parties relating to the first commercial sale deadline and minimum royalty payments.

Also on October 13, the Company entered into a consulting agreement with terms of $5,000 per month for a period of six months, and 50,000 shares of common stock valued at $19,500. The stock will be held by the Company until the completion of the contract and be rescinded if the contractor resigns or terminates the contract prior to the end of the six month term. On October 15, 2008 the company issued 7,858 restricted common shares valued at $3064.52, prorated for 13 days for the month of October as part of this Consulting Agreement.

On October 28, 2008 the Company issued 30,000 “units” (one common share and one common share purchase warrant) to an attorney for services.

On October 29, 2008 the Company issued 17,000 “units” to a consultant for services.

On November 18, 2008 the Company executed an 18 month 12% Promissory Note in the amount of $25,000 with a current shareholder.  The note is convertible into common shares, $.001 par value, at a 20% discount to the average closing bid price for the ten days proceeding conversion and includes warrants exercisable at $0.20 per share for a period of three years.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 10 - CORRECTION OF AN ERROR

The Company’s financial statements dated March 31, 2008, contained an error in the recognition of a license fee payable and license fee asset. The error was corrected in the current period. The effect of the correction was to increase license fee payable by $10,000 and to increase license fee by $10,000.

The Company’s financial statements dated June 30, 2008, contained an error in the recognition of a license fee payable and license fee asset, the error was corrected in the current period. The effect of the correction was to increase license fee payable by $10,000 and to increase license fee by $10,000. Additionally, the company failed to recognize an issuance of common stock for services, the error was corrected in the current period. The effect of the correction was to increase consulting expense by $61,000, increase common stock by $100, increase additional paid in capital by $60,900, and increase the net loss and accumulated deficit by $61,000.

The Company’s financial statements dated December 31, 2007, contained an error in the recognition of a license fee payable and license fee asset, the error was corrected in the current period. The effect of the correction was to increase license fee payable by $80,000 and to increase license fee by $80,000. There was no change to net loss, or stockholders equity as a result of the correction

The effect of the Company’s previously issued 2007 financial statements is summarized as follows:

	Previously Reported	Increase (Decrease)	Restated

Current assets	17,611	-	17,611
PP&E	11,321	-	11,321
Other assets	60,218	80,000	140,218
Total assets	89,150	80,000	169,150
Current liabilities	285,306	80,000	365,306
Stockholders deficit	(196,156)	-	(196,156)
Total liabilities & Stockholders deficit	89,150	-	89,150

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend" and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.  Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

▪	dependence on commercialization of our Molecularly Imprinted Polymer (MIP) technology;

▪	our ability to continue as a “going concern”;

▪	our need and ability to raise sufficient additional capital;

▪	ineffective internal operational and financial control systems;

▪	our ability to hire and retain specialized and key personnel;

▪	dependence on our ability to purchase Float Concentrate and/or raw ore at a discount of its gold value in the marketplace;

▪	our limited operating history and continued losses;

▪	rapid technological change;

▪	uncertainty of intellectual property protection;

▪	potential infringement on the intellectual property rights of others;

▪	factors affecting our common stock as a “penny stock;”

▪	extreme price fluctuations in our common stock;

▪	price decreases due to future sales of our common stock;

▪	general economic and market conditions;

▪	future shareholder dilution; and

▪	absence of dividends.

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

In the period ending September 30, 2008 our current liabilities decreased $107,061 to $258,245 from $365,306, our accumulated deficit increased $1,055,386 from $955,684 to $2,011,071 and, our stockholders deficit decreased $131,900 from $196,156 to $64,256 from the year ended December 31, 2007. The decrease in current liabilities, increase of accumulated deficit, and decrease of stockholders deficit was primarily caused by the issuance of 892,500 shares of common stock for services valued at $530,626, 132,334 “units” for services valued at $130,819, 67,000 shares of common stock for the exercise of 67,000 warrants and cash of $33,500, 168,000 “units” for the payment of debt valued at $84,000, 20,400 “units” for the purchase of an asset valued at $10,200, 308,400 “units” for accrued payroll of $154,200, 100,000 “units” for a license agreement valued at $50,000, 100,000 warrants issued for services valued at $19,371, and 382,000 “units” for $191,000 in cash. These items also contributed to operating expenses increasing $724,773 from $308,052 in the period ended September 30, 2007 to $1,032,825 for the period ended September 30, 2008.

As noted below under Item 2, the Company was accepting subscriptions for “units’ consisting of one common share (.001 par value) and one common stock purchase warrant to purchase an additional common share (.001 par value) for $.50 per unit through it’s private placement offering of securities pursuant to Rule 506 of Regulation D approved at a meeting of the Board of Directors on April 15, 2008 during the period ended September 30, 2008. Once this offering is completed or closed, the Company will need to begin another round of fund raising within the next 60 days to continue to execute its business and commercialization plans and to cover general and administrative expenses. Should the company be unable to continue to raise sufficient capital then it is unlikely that will be able to continue as a going concern unless it is able to borrow capital form shareholders or financial institutions which is highly unlikely.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. Our principal exposure to market risk is that the price of our stock can either enhance or deter our ability to raise equity capital through the private placement of our securities and/or the exercise of our outstanding warrants.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2007, relating to entity-level controls, the financial closing and reporting process, and segregation of duties, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were ineffective.

Changes in Internal Controls.

There have been no material changes in internal control over financial reporting during the quarter ended September 30, 2008.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2008 Company has accepted subscriptions for $463,900 worth of subscriptions for “units’ consisting of one common share (.001 par value) and one common stock purchase warrant to purchase an additional common share (.001 par value) for $.50 per unit in it’s private placement of securities pursuant to Rule 506 of Regulation D approved at a meeting of the Board of Directors on April 15, 2008 in the form of cash, conversion of promissory Notes and accrued salary, amendments to its license agreement, and in exchange for services.

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

Item 5. Other Information

On September 1, 2008, Rocky Richard Arnold, PhD, accepted the positions of President and CEO of the Company. On September 9, 2008 Dr. Arnold was voted onto the Board of Directors.

On August 31, 2008, Jeff Lamberson, resigned the position of President.

Details of this change in management can be found in the Company’s 8-K filing on September 2, 2008 along with all other 8-K filings at www.sec.gov .

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

MIP Solutions, Inc.
Dated: November 14, 2008	/s/ Rocky Richard Arnold	/s/ Glen Southard
	Rocky Richard Arnold Chief Executive Officer	Glen Southard Principal Financial Officer