Form 10-K
period 2008-12-31
MIPSolutions, Inc.
filed 2009-05-15
CIK 1394872

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from __________ to __________.

Commission File Number:  333-146052

MIPSolutions, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	20-4047619
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

2130 East Bidwell Street, Folsom, CA 95630

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (509) 209-3235

Laughlin Associates, Inc.
2533 N. Carson Street
Carson City, NV 89706
Telephone (775) 883-8484  ext 202
 (Name, Address, and Telephone Number of Agent for Service)

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

Indicate by check mark if the Registrant if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.    Yes ☐     No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K($229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The Company had no revenues in 2008.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $821,643.60 based the average bid and asked price of $.10 on December 31, 2008.

As of May 11, 2009, the Registrant had 8,923,996 shares outstanding of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-KSB filed with the Securities and Exchange Commission on March 31, 2008, FORM SB-2 filed with the Securities and Exchange Commission, effective October 3, 2007 are incorporated by reference in Items 1, 1A, 3, 7 and 9A(T).

FORM 8-K filed with the Securities and Exchange Commission on November 10, 2008 and FORM 8-K filed with the Securities and Exchange Commission on December 22, 2008 in Item 10.

FORM 8-K filed with the Securities and Exchange Commission on September 2, 2008 and FORM S-8 filed with the Securities and Exchange Commission on October 24, 2008 in Item 11.

FORM 8-K filed with the Securities and Exchange Commission on November 26, 2008 FORM 10-K for the period ended December 31, 2008 filed on March 31, 2008, FORM 10-Q for the period ended March 31, 2008 filed on May 15, 2008 and the Company’s 10-Q for the period ended June 30, 2008 filed on August 14, 2008 in Item 1B.

TABLE OF CONTENTS

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report, including, among others, the following risk factors discussed more fully in Item 1A hereof:

dependence on commercialization of our Molecularly Imprinted Polymer (MIP) technology;

our ability to continue as a “going concern”

our need and ability to raise sufficient additional capital;

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

ITEM 1.    Business

MIP Solutions, Inc. (“The Company”) is a Development Stage Nevada corporation organized on December 19, 2005 that is currently developing molecular imprinting technology that it licensed from the Johns Hopkins Applied Physics Laboratory (JHU/APL) in January 2006 as described in the Company’s 2007 FORM 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 and FORM SB-2 filed with the Securities and Exchange Commission, effective October 3, 2007.  Both filings can be found at www.sec.org and are incorporated into this document by reference.  The Company’s principal place of business is located at 2130 East Bidwell Street, Folsom, CA 95630.

Currently the Company lacks the necessary funds to proceed with its business operations over the next twelve months. As of December 31, 2008 the Company had $58.00 of cash available. These funds have been utilized to maintain administrative expenses related to corporate fees and expenses since year end. In addition the Company secured and additional $48,500 in the form of Promissory Notes with 7% annual interest with interest and principal convertible into common shares ($.001 par value) at $.05 per share at the Note holders discretion as long as the Note is outstanding during the period between December 31, 2008 and April 30, 2009. These Notes were issued to current shareholders and a third party that has been acting an independent consultant on a pro bono basis.

In the next twelve months the Company plans to raise additional capital through at least one Private Placement Offering of equity or debt securities to secure additional financing.  There can be no guarantee or assurance the Company will be able to sell any of the securities.  The Company’s business development will likely fail if it is unable to raise proceeds through the sale of securities. If the Company is unsuccessful in raising adequate funds through the sale of its securities it would be forced to rely on obtaining loans from financial institutions or shareholders, of which both are highly unlikely to appoint any proceeds to the Company. The inability of the Company to secure such loans or obtain adequate financing would result in business failure and any investment made into the Company would be lost in its entirety.  As such the following explanations should be considered forward-looking statements.

Business Strategy

The Company’s market entry strategy is based on the following four part business strategy which will begin as soon as the Company complete the up-scale and evaluation of it third generation IXR gold and silver beads currently underway in the laboratories of a third party custom chemicals manufacturer retained by the Company in the first quarter of 2009 :

1.
Exploit the Company’s IXR gold and silver beads.  During laboratory investigations in early 2008 it was discovered that both gold and silver could be recovered with a single AuAg MIP™ bead[1].  This serendipitous discovery has immediate application in the gold mining industry as a replacement for the carbon adsorption process[2].  Rather than continue to focus on an MIP bead specific for a hazardous element (e.g., arsenic, mercury, etc.) for waste water remediation, the Company decided to immediately pursue gold mining operators with the AuAg MIP bead believing it to be a faster path to revenue and profitability.  The essential first step will be to up-scale a sufficient quantity of MIP beads for gold extraction and then begin working with a gold mining operator is to demonstrate the process.  The Company intends to do this by constructing a Pilot Plant/Model.  The Pilot Plant/Model will be a key marketing tool to be used with prospective partners and customers.  It will be portable and capable of demonstrating on a real time bases the MIP bead technology starting first with AuAg MIP.  By knowing the quality of float concentrate (FC) going in and by allowing the mine operator the ability to measure the gold concentration remaining in the beads, the effectiveness of the MIP process becomes immediately known.  Management believes this demonstration will be quite convincing.

2.
Focus on Junior Mining Operations.   Junior mining operations often leave gold ore unprocessed when it does not have sufficient gold yields (ounces of gold/ton or ore).  Gold ore can be purchased as FC (up to 10 ounces of gold/ton).  According to Management’s estimates, the Company can break even at an annual volume of approximately 2,500 tons of FC with a minimal gold loading of 6.2 ounces/ton.

3.
Develop strategic opportunities with existing Major Mining Operators. Large gold and silver mine operators are always searching for ways to improve gold processing yields and/or decreasing costs.  However, they are extremely reticent to allow outsiders access to their operations.  Thus, they would welcome the AuAg MIP bead and would be open to a product which can be easily inserted into their processing operations that improved gold recovery (either by increasing yield or decreasing costs).

4.
Develop other important MIP beads and filter products for extracting hazardous materials.  The ability to extract specific hazardous molecules (elements) offer equally large opportunities for the Company and these specific MIP beads will be the focus on continued R&D efforts and laboratory demonstrations.  Depending upon available funds, the Company anticipates moving into the waste water remediation and drinking water safety markets as soon as possible.

Improvements to MIP Technology

This MIP IX Resin (“IXR”) bead technology as described in the Company’s 2007 FORM 10-KSB and FORM SB-2 Effective October 3, 2007 which are incorporated into this document by reference underwent laboratory improvements in 2008 which lead to breakthroughs in the commercialization of IXR silver and gold extraction beads.  The fist breakthrough which is a proprietary trade secret significantly reduced the anticipated costs associated with up-scaling and producing gold IXR beads and the remaining dealt with increasing the capacity of the beads to capture targeted silver and gold molecules produced in the cyanide leaching process commonly used in mining today.  The following results show the capacity improvements achieved.

1 Specific MIP beads will be trademarked and branded; for instance, for the AuAg MIP bead the brand name momentarily chosen is GoldMIP™.
2 The carbon absorption process captures valuable metals such as gold and silver; however, the process also captures other hazardous metals such as mercury and lead which must be removed by additional processes.

In early 2008 in which a near-ideal bead for the selection (e.g., filtering) of gold (Au) and silver (Ag) was developed.  The table below shows

	Relative Ratios
Element	MIP Au Beads	Rohm & Hass Amberlite- 400	Feed
Al	0.000	0.000	0.035
Ca	0.000	0.034	16.080
Fe	0.070	1.123	6.631
Co	0.000	0.004	0.001
Ni	0.000	0.083	0.282
Cu	0.117	10.520	43.427
Zn	0.000	0.047	1.385
As	0.000	0.000	0.007
Se	0.000	0.004	0.011
Mo	0.000	0.008	0.053
Ag	0.044	0.083	0.022
Ba	0.000	0.000	0.007
Au	1.000	1.000	1.000
Pb	0.000	0.000	0.028
%Au	82.553	7.748	1.450

This table (which was included in the 2007 10-KSB as the data was derived in the 1st Q 2008 prior to filing) shows that the Company’s initial IXR beads developed early in 2008 perform over 10 times better than Amberlite-400, a Rohm and Haas product currently in use today. Metals (the first column) commonly found along with gold and silver extracted by cyanide solution3.  Their mass ratios (in solution) and after cyanide extraction are shown in the far right column or “feed”.  The “feed” solution was allowed to flow separately through cartridges of the Company’s IXR beads and the Rohm and Haas Amberlite-400 beads.  The two sets of beads were then stripped of all metals and the stripped solution analyzed for the metals found in the “feed” solution.  As can be seen, the Company’s IXR beads selectively removed gold from the “feed” solution at a much higher mass ratio than the Amberlite-400 beads, increasing the concentration of gold found by over 10-fold per unit of feed solution (82.553/7.748).  The Company’s IXR beads allowed the vast majority of other metals to pass through, where they may be further processed or discarded. The Amberlite-400 beads absorbed large amounts of the other undesirable metals, which can only be separated from the gold by tedious subsequent procedures4.

Bead type	Yield (%)	Metal loss during polymerization (%)	Au capacity (g Au/kg beads)

1st Generation	66	36	0.25
2nd Generation	50	10	1.53
3rd Generation	80	2	9.31

As work continued in the Lab, the Company was able to further increase capacity as it developed second and third generation species as outlined in this table.

3 In the gold mining industry, this chemical cocktail or cyanided metal species is referred to as a pregnant solution.

Furthermore, the Company announced in 2008 that third-party laboratory analyses verified that the Company’s IXR bead successfully separated gold from a gold cyanide solution loaded with mercury without also removing mercury.  This is significant as mercury is often recovered with the gold in the cyanide leaching process in various gold deposits.  Separating the mercury is often done using a process known as retorting. Retorting separates mercury from gold by essentially distilling the mercury. The resulting gaseous mercury can easily escape from the retort system and ends up in the environment as a deadly toxin. The EPA currently has a voluntary program for the release of mercury which could be mandated in the future.  Since the Company’s IXR gold bead has been shown to selectively isolate gold from mercury it could potentially eliminate the need for retorting.

Intellectual Property Ownership and Protection

Through its License Agreement with JHU/APL outlined in the Company’s 2007 10-KSB and FORM SB-2 Effective October 3, 2007 which are incorporated into this document by reference the Company has specific rights to patents that protect its intellectual property position.  To strengthen its position the Company applied for and was granted a patent entitled “MOLECULARLY IMPRINTED PLOYMERS (MIPS) FOR THE SELECTIVE REMOVAL OF INORGANIC CONTAMINANTS FROM LIQUIDS”.

The Company was also involved with the filing of a patent application for “STAR MOLECULARLY IMPRINTED POLYMER BASED ION SELECTIVE ELECTRODES AND ASSOCIATED METHODS” which relate to sensors that could be used in a closed circuit cyanide based gold extraction system based on the Company’s IXR gold and silver beads.

Finally, to focus on the Company’s core filtration and extraction technology and to conserve capital the Company chose to let the medical option on the MIP technology with JHU/APL expire/lapse in conjunction with a payment date in 2008.

Employees

The Company had two Officers who are also Directors and no employees as of December 31, 2008.

ITEM 1A.         RISK FACTORS

Investors should carefully consider the following risk factors and all other information contained in this report.  Our business and our securities involve a high degree of risk.

The financial statements enclosed herein contain a going concern footnote which indicates that the auditors for the Company are concerned that the Company may not have the resources to continue.

If the Company is unable to raise additional capital or take other corporate measures, such as the successful sale of its technology, the Company’s ability to continue as a going concern is in jeopardy.

Dispute with former president of the Company over ownership of 1,122,500 shares of the Company’s shares.

The Company has not heard from Michael Pieniazek, the former president of the Company, regarding the legal action he and his brother were contemplating against the Company regarding the cancellation of 1,122,500 shares of the Company’s common stock issued collectively to them since they responded to the allegations in a letter prepared by counsel and dated July 3, 2007. Additional information regarding their allegations can be found in the Company’s SB-2 registration statement filed with the U.S. Securities and Exchange Commission at www.sec.gov ..

Because MIPSolutions, Inc. is a start-up/development stage company with no operating history, an investor cannot assess the Company’s profitability or performance.

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

There may be other companies that are developing technologies to extract contaminants from water similar or even more efficient and cost effective to that being developed by the Company. It is possible that when the Company tries to market its technology, it will find such other competitive technologies already in the market or close to marketability. If such competing technologies are being developed or marketed, the Company will have a more difficult time selling its technology.

The management and its affiliates own enough shares of the Company to influence a shareholder vote.

The Company’s executive officers and directors and founders beneficially own approximately 48% of the Company’s outstanding common stock.  As a result, these founders, executive officers and directors will be able to exercise substantial interest over matters requiring shareholder approval, including the election of directors and the approval of material corporate matters such as change of control transactions.  In addition former Officers and Directors hold significant equity positions that could also influence a vote.

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

The Company had to restate its Financial Statements for the period ending December 31, 2008 through June 30, 2008 due to an error in the accounting of amounts due with regard to its License Agreement with JHU/APL

The previously issued financial statements for December 31, 2007, have been restated to correct an error in the recognition of a license fee payable and license fee asset, and the associated amortization.  The Company failed to recognize both the license fee payable, the license fee asset and the amortization.  The effect of the restatement was to increase license fee payable by $80,000 and to increase license fee by $80,000, increase net loss by $8,487 and increase the accumulated deficit by $8,487.

The previously issued financial statements dated March 31, 2008, have been restated to correct an error in the recognition of a license fee payable and license fee asset. The Company failed to recognize the license fee payable, the license fee asset and the amortization.  The effect of the correction was to increase license fee payable by $10,000 and to increase license fee by $10,000 and increase net loss by $3,139 and increase the accumulated deficit by $3,139.

The previously issued financial statements dated June 30, 2008, have been restated to correct an error in the recognition of a license fee payable and license fee asset, The Company failed to recognize the license fee payable, the license fee asset and the amortization. Also, the Company failed to recognize an issuance of common stock for services. The effect of the restatement was to increase license fee payable by $10,000, increase license fee by $10,000 increase consulting expense by $61,000, increase common stock by $100, increase additional paid in capital by $60,900, and increase the net loss and accumulated deficit by $64,472.

The effect of the Company’s previously issued 2007 financial statements for the year ending December 31, 2007 is summarized as follows:

	Previously Reported	Increase (Decrease)	Restated

Current assets	17,611	-	17,611
PP&E	11,321	-	11,321
Other assets	60,218	71,513	131,731
Total assets	89,150	71,513	160,663
Current liabilities	285,306	80,000	365,306
Stockholders deficit	(196,156)	(8,487)	(204,643)
Total liabilities & Stockholders deficit	89,150	71,513	160,663

The effect of the Company’s previously issued financial statements for the period ending March 31, 2008 is summarized as follows:

	Previously Reported	Increase (Decrease)	Restated

Current assets	12,534	-	12,537
PP&E	10,631	-	10,631
Other assets	59,795	78,374	138,169
Total assets	82,960	78,374	161,334
Current liabilities	386,342	90,000	476,342
Stockholders deficit	(303,382)	(11,626)	(315,008)
Total liabilities & Stockholders deficit	82,960	78,374	161,334

The effect of the Company’s previously issued financial statements for the period ending June 30, 2008 is summarized as follows:

	Previously Reported	Increase (Decrease)	Restated

Current assets	10,404	-	10,404
PP&E	9,942	-	9,942
Other assets	59,952	84,902	144,854
Total assets	80,298	84,902	165,200
Current liabilities	210,644	99,999	310,643
Stockholders deficit	(130,346)	(15,097)	(145,443)
Total liabilities & Stockholders deficit	80,298	84,902	165,200

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

The Company has commitments to JHU/APL regarding its License Agreement and research obligations that could put its License Agreement in jeopardy.

The Company needs to be able to continue to maintain a strong relationship with JHU/APL in order to maintain its license as it has done in the past as reflected in various amendments.  In addition, since the Company no longer has an independent laboratory it will rely of JHU/APL for the bulk of its ongoing research and development.

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

ITEM 1 B.        Unresolved Staff Comments

The Company received a comment letter dated December 1, 2008 from the Securities and Exchange Commission related to the 8-K filed on November 26, 2008 which is incorporated herein by reference with regard to Non-Reliance on Previously Issued Financial Statements.  The Company responded on February 10, 2009.  On February 24, 2009 the Company received a second comment letter regarding the matter asking for additional clarification on some of the items in the Company’s response.  The Company addressed these additional comments by sending a second response on May 11, 2009.  The non-reliance on its FINANCIAL STATEMENTS was based an error in the recognition of a license fee payable and license fee asset which also resulted in the improper amortization of this asset and an accounting error related to the issuance of common stock for services.  The errors related to license fee payable and license fee asset occurred because the Company chose to recognize the amounts related to an Amendment to its License Agreement with JHU/APL as a commitment contained in its NOTES TO THE FINANCIAL STATEMENTS rather than realizing the applicable amounts within its FINANCIAL STATEMENTS in its 2007 10-KSB.  These errors caused the Company’s 10-KSB for the period ending December 31, 2007 filed on March 31, 2008, the 10-Q for the period ended March 31, 2008 filed on May 15, 2008, and the Company’s 10-Q for the period ended June 30, 2008 filed on August 14, 2008 to be restated.  These restated financials and notes to the financial statements will be filed as part of amended 10–Qs for the corresponding periods.  In addition, the result of the adjustment in amortization of the license fees related to this error caused the Company to restate its financials for the period ending September 30, 2008 which were filed on November 19, 2008.  These restated financials and notes to the financial statements will be filed as part of an amended 10–Q for the period ending September 30, 2008.

Since the Company is filing this 10-K for the period ending December 31, 2008 late and will need to amend the 10-Q filings for the periods ending March 31, 2008, June 30, 2008 and September 30, 2008 the commission may have additional comments.

ITEM 2.    Properties

The Company has no properties and is negotiating with Research Park Associates in Salt Lake City, UT to exit its existing lease agreement for Laboratory space without a substantial financial burden.  Since the Company has research obligations as part of its License Agreement with JHU/APL it has decided to forgo the expense of the Lab at Research Park and plans to concentrate its future research and development at the JHU/APL facilities.

ITEM 3.    Legal Proceedings

There are no legal proceedings pending against the Company, and, to the knowledge of management, there was one material legal proceeding threatened by the Company’s former President, CEO and CFO, Michael T. Pieniazek.  Details of the threatened litigation are contained herein under Item 1A and in the Company’s 2007 FORM 10-KSB and FORM SB-2 Effective October 3, 2007 which are incorporated into this document by reference and both of which can be found at www.sec.gov.

ITEM 4.    Submission of Matters to a Vote of security Holders

The Company’s 2007 annual meeting of shareholders was held on January 31, 2008, within one month of Company’s fiscal year end.  At the meeting, the majority of our shareholders re-elected four directors, including Dale Carlton, Edward Hunton, Duane Simon and Glen Southard.  One new director, Gary MacDonald was elected to replace Mark Quinn who did not seek another term.  All five directors to serve until the next annual meeting of shareholders or until their termination, resignation or their respective successors are duly elected and qualified.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Value

The Company’s Common Stock is traded on the OTC Bulletin Board (OTC:BB) under the trading symbol "MSOL".  The following table sets forth, the opening, high, low and closing prices of its Common Stock on or about the ending period of each of the four quarters of 2008.  The prices quoted may or may not reflect actual trades on that day but are based on inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

2008	Open	High	Low	Close
First Quarter	.72	.80	.72	.80
Second Quarter	.60	.50	.60	.55
Third Quarter	.45	.45	.40	.40
Fourth Quarter	.10	.10	.10	.10

Description of Securities

The Company currently has authorized 50,000,000 common shares $0.001 par value.  The Company’s outstanding common shares consisted of 8,149,436 issued and outstanding shares as of December 31, 2008 and the Company had approximately 142 shareholders of record.

Dividends

The Company has never paid or declared any cash dividends.  Future payment of dividends, if any, will be at the discretion of our board of directors and will depend, among other criteria, upon our earnings, capital requirements, and financial condition as well as other relative factors. Management intends to retain any and all earnings to finance the development of our business, at least in the foreseeable future.  Such a policy is likely to be maintained as long as necessary to provide working capital for our operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company made no purchases of equity securities during 2008.

Recent Sales of Unregistered Securities

The Company relied on Section 4(2) of the Securities Act of 1933 and or Rule 501 of Regulation D as the basis for an exemption from registration for the following issuances.

Common Stock

During the year ended December 30, 2008, the Company issued 950,834 shares of common stock for services valued at $555,126, 165,000 “units” for services valued at $178,748, 67,000 shares of common stock for the exercise of 67,000 warrants and cash of $33,500, 264,644 “units” for the payment of debt valued at $132,322, 20,400 “units” for the purchase of an asset valued at $10,200, 308,400 “units” for accrued payroll of $154,200, 100,000 “units” for a license agreement valued at $50,000, 30,000 units for accounts payable valued at $15,000, 40,358 units for accrued expenses of $13,065, 100,000 warrants issued for services valued at $19,371, and 382,000 “units” for $191,000 in cash. Each unit consists of one share of common stock and one common share purchase warrant, the warrants entitle the holder to purchase, at a price of $0.50, one common share for a period of three years.

The Company issued a Promissory Note on November 8, 2008 in exchange for $25,000.00 in cash to an existing shareholder that included warrants exercisable at $.20 and convertible into shares of common stock.  The number of warrants is based on the average bid price of the stock for the ten days preceding November 8, 2008 and the conversion price is based a 20% discount to the average bid price of the stock for the ten days preceding on the date, if any, that the Note holder delivers a notice of conversion to the Company.  This note was converted on March 12, 2009 into 674,530 common shares ($.001 par value).

On January 12, 2009, the Company issued 100,000 common shares to JHU/APL per Amendment #5 of the License with regard to minimum royalty payments.

On March 1, 2009 the Company issued a $10,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder.

On March 5, 2009 the Company issued a $40,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to a consultant

ITEM 6.    Selected Financial Data

Not applicable due to status as a small reporting company.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements audited by Williams & Webster, PS an independent registered public accounting firm and related notes that are included elsewhere in this report.  This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this report.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment, relate to the continuous need of capital to fund research and development, administrative expenses, and the maintaining good relationships with our accounts payable as to avoid being sent to collections.

Executive Overview

The Company continues to need additional capital to fund its operating activities, including the development of our MIP technology.  Since its inception, the Company has issued a series of unregistered securities, all of which were deemed to be exempt from securities registration as not involving a public offering. Summaries of the Company’s private placements from inception through December 31, 2008 outlined in the Company’s 2007 FORM 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 and FORM SB-2 filed with the Securities and Exchange Commission, effective October 3, 2007 and are incorporated into this document by reference.

During the year ended December 30, 2008, the Company issued 950,834 shares of common stock for services valued at $555,126, 165,000 “units” for services valued at $178,748, 67,000 shares of common stock for the exercise of 67,000 warrants and cash of $33,500, 264,644 “units” for the payment of debt valued at $132,322, 20,400 “units” for the purchase of an asset valued at $10,200, 308,400 “units” for accrued payroll of $154,200, 100,000 “units” for a license agreement valued at $50,000, 30,000 units for accounts payable valued at $15,000, 40,358 units for accrued expenses of $13,065, 100,000 warrants issued for services valued at $19,371, and 382,000 “units” for $191,000 in cash. Each unit consists of one share of common stock and one common share purchase warrant, the warrants entitle the holder to purchase, at a price of $0.50, one common share for a period of three years.

The Company issued a Promissory Note on November 8, 2008 in exchange for $25,000.00 in cash to an existing shareholder that included warrants exercisable at $.20 and convertible into shares of common stock.  The number of warrants is based on the average bid price of the stock for the ten days preceding November 8, 2008 and the conversion price is based a 20% discount to the average bid price of the stock for the ten days preceding on the date, if any, that the Note holder delivers a notice of conversion to the Company.  This note was converted on March 12, 2009 at a conversion price of $.0376 per share.

Results of Operations for the Years Ended December 31, 2008 and December 31, 2007

Net Sales

The Company is a Development Stage company, has no operations, and no revenue.

Net Loss

The Company had a net loss of $1,284,548 for the year ended December 31, 2008 compared to a net loss of $396,472 for the year ended December 31, 2007. The increase was primarily due to an increase in consulting expenses, a decrease in research and development expenses, an increase in License fees and an increase in professional fees as described below.

Operating Expenses

The Company incurred total operating expenses of $1,243,548 for the year ended December 31, 2008 compared to total operating expenses of $384,665 for the year ended December 31, 2007.

Research and development expenses decreased primarily due to lack of funding for additional research being performed under the open Task# DCQ01 with JHU/APL and the lack of funds necessary to further research at the Laboratory leased at Research Park on the University Utah campus.

Consulting expenses increased $804,154 from $11,676 to $815,830 primarily due to consulting contracts entered into for which shares of common stock ($.001 par value) and warrants were issued to retain and hire new consultants.

Professional fees increased $70,511 from $36,663 to $107,144 primarily as a result of the hiring of an addition attorney to work on employment contracts and the setting up of the Company’s 2008 Stock Option Plan.  In addition, payments were made on outstanding balances and there was an increase in accounting and bookkeeping fees.

License Fees increased primarily as a result of payments made per Amendment #3 with JHU/APL.

The Company’s general and administrative expenses increased $43,987 from $58,475 for the year ended December 31, 2007 to $102,462 for the year ended December 31, 2008.  The increase resulted principally from the hiring of Rocky Arnold as President and CEO, additional expenses associated with the Company’s second Private Placement Offering.   In addition there we higher expenses associated with the Officers cellular phone services and travel expenses.

Interest Expense

The Company recorded an increase in interest expense of $28,598 from interest of $11,807 in 2007 to $40,405 in 2008.  This interest was primarily due to accrued interest on Promissory Notes which the Company issued to fund operations.

Contractual Obligations

The following table summarizes the Company’s approximate contractual obligations as of December 31, 2008:

	Payments Due
	One Year		Years Two and Three	Years Four and Five Years	After Five Years		Total

Long-term debt obligations	$0		$0	$0		$0	$0
Capital lease obligations
Operating lease obligations***	$0		$43,342	$10,270	$		$0
Purchase obligations
Other obligations**	$323,338	*	$200,000	$350,000		$350,000	$550,000
Total contractual obligations	$323,338		$243,342	$360,270		$350,000	$550,000

*   These obligations are primarily amounts due on accounts, $100,000 in minimum royalty payments due JHU/APL in 2009 and the Company’s 2009 research obligation to JHU/APL.
** These figures do not  include full royalty payments of 7% of  Net Sales which are part of the License Agreement with JHU/APL as there is no way of knowing the exact trigger dates of these events, however minimum royalty payments are included.  Details of these commitments are located in our Notes to Financial Statements incorporated in this filing.
*** The Company is negotiating with RPA to release it from the bulk of this obligation.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

At December 31, 2008, the Company had cash of $58, total current assets of $76, total current liabilities of $272,434 and total stockholders' deficit of $118,824 compared to current liabilities of $365,306 and total stockholders' deficit of $204,634 for the period ending December 31, 2007.

The Company experienced negative cash flow used in operations during the fiscal year ended December 31, 2008 of $297,229 compared to negative cash flow used in operations for the year ended December 31, 2007 of $159,565.  The negative cash flow was offset by sales of units, comprised of one share of the Company’s common stock and a warrant to purchase an additional share of our common stock at $.50 per share, to investors pursuant to a private placement offering, by the exercise of warrants related to the unit offering, and by issuance of promissory notes.  The Company expects to continue to experience negative operating cash flow as long as it continues its technology development program.

The Company’s audited financial statements for the year ended December 31, 2008 contain a “going concern” qualification.  As discussed in Note 2 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

The Company plans to raise additional working capital through private placement offerings of equity and/or debt instruments to the public.

The Company’s long-term liquidity is dependent upon execution of its business model which includes the commercialization of its technology and the realization of revenue associated with it, working capital, as described above, and upon capital needed for continued development of the MIP technology. Commercialization and future applications of the MIP technology are expected to require additional capital estimated to be approximately $1.5 million annually for the foreseeable future. This estimate will increase or decrease depending on funds available to us.  The availability of funding will also determine, in large measure, the timing and introduction of services, products, or new product applications in the marketplace.  Capital required for additional applications of the MIP technology is expected to come from internally generated cash flow from operations once the Company is able to enter the business associated with the processing of Float Concentrate or from external financing.

To date, the Company has met its working capital needs through funds received from sales of our common stock and borrowings in the form of promissory notes described above.  Until operations become profitable, the Company must continue to sell equity or find another source of operating capital. There can be no assurance that the Company will be able to obtain adequate working capital or additional financing at all or on terms favorable to it.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006.  The Company is still evaluating the impact of SFAS 155.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is still evaluating the potential impact of this interpretation.

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

In September 2006, the SEC released Staff Accounting Bulletin, No.108 (“SAB 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year after November 15, 2006, filed after the publication of SAB 108. SAB 108 is required for fiscal years ending after November 15, 2006. The Company does not believe that the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flow.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires, among other items, (1) that a company recognize the funding status of its defined benefit pension plan as an asset or liability on its balance sheet, (2) recognize in other comprehensive income gains and losses, net of tax, and prior service costs or credits that are not recognized in the current period, and (3) measure benefit plan assets and liabilities as of the company's balance sheet date. The guidance of SFAS 158 must be applied to the first reporting period ending after December 31, 2006. The Company is still evaluating the provisions of SFAS 158.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company expects SFAS 160 will have an impact on accounting for noncontrolling interests once adopted but the effect is dependent upon any future investments, acquisitions and/or the creation of a subsidiary with a third party which would result in a noncontrolling interest of a subsidiary.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of SFAS 161 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not believe implementation of SFAS 162 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  We do not expect that the adoption of SFAS 163 will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement” (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by APB Opinion No. 14 and specifies that issuers of such instruments should separately for the liability and equity components in a matter that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  We are currently assessing the impact of the adoption of FSP APB 14-1 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)).  FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142.  The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008.  In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions.  We are currently assessing the impact of the adoption of FSP No. 142-3 on our consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated financial statements.  Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future consolidated financial statements.

ITEM 7A.     Quantitative and Qualitative Disclosure about Market Risk

Not applicable

ITEM 8.        Financial Statements and Supplementary Data

The Financial Statements and the report of Williams & Webster P.S. dated May 14, 2009 are attached hereto and incorporated herein by reference.

ITEM 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Williams & Webster P.S. as the Company’s Independent Registered Public Accounting Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A      Controls and Procedures

Not Applicable

ITEM 9A(T).   Controls and Procedures - Disclosure

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated within management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosures.  However, management has had to rely on outside counsel as to what needs to be disclosed.

As required by Rule 13a-15(b) of the Exchange Act, during 2008 we conducted an evaluation, under the supervision of our President, Treasurer and the Audit Committee of the effectiveness of the design and operation of our disclosure controls and procedures which addressed deficiencies of our disclosure controls and procedures outlined in our 2007 FORM 10-KSB and followed through on recommendations of the BOD and the Audit Committee following or 2007 review.

As of December 31, 2008 the new President and CEO re-evaluated disclosure controls and procedures based upon the management additions and departures that occurred in the second half of 2008 and based on this evaluation, our the officers and directors remaining concluded that our disclosure controls and procedures were not effective as of December 31, 2008 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act.

As a result the Company is revising its Internal Control Manual (“ICM”) in 2008 as soon as practicable with regard to the section on Disclosure Controls and Procedures as well as other sections.  In addition, the Audit Committee will be revised to reflect the current Board members of the Company.  All other efforts will be made by the Company to Comply with and maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including the size of our Company, the limited number of employees/officers to provide oversight, cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

Entity-Level Controls

As of December 31, 2008, management had sufficiently documented the Company’s control environment using the COSO internal control framework but concluded that such control activities were not appropriately designed and operating effectively as of December 31, 2008. Management concluded that it did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations. Specifically, management concluded that the Company did not have adequate controls with respect to: (i) oversight of the management and financial reporting by an Audit Committee, (ii) effective and continuous communication of the Company’s commitment to ethical business practices and standards, (iii) identification, monitoring and disclosure of related party relationships, and (iv) adequate segregation of duties and/or supervisory controls in certain departments. Based on the deficiencies noted in the design and operating effectiveness of the Company’s control environment, management determined that the Company had an ineffective control environment. Additionally, due to the deficiencies noted above management determined that the monitoring function and dissemination of information and communication did not operate effectively. These deficiencies constitute a material weakness in the control environment, monitoring, and information and communication components of COSO. Each of these deficiencies individually constitutes a material weakness. These material weaknesses increase the likelihood of potential material errors in our financial reporting.

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

During the 2008 year-end management review and financial statement closing process, we identified a number of adjustments not previously identified. Given the adjustments identified, the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential for errors to significant account balances to occur as of December 31, 2008; our management has concluded that there are a combination of deficiencies  in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Segregation of Duties

Management identified that based on the concentration of duties on one individual and that this officer was responsible for the initiating and/or the recording of transactions with no other officer being delegated oversight, a segregation of duties weakness continues to exist. This lack of appropriate segregation of duties increases the risk that material misstatements to the Company’s financial statements may not be prevented or detected.

Addressing the Deficiencies

The Company is revising its Internal Control Manual (ICM) in 2008 as soon as practicable with regard to the section on Disclosure Controls and Procedures as well as other sections.  The Audit Committee will be revised to reflect the current Board members of the Company and when new members or other key employees are added (as finances allow) they will be considered for appointment as well as to take over key responsibilities to allow for segregation of duties.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM10.      Directors, Executive Officers and Corporate Governance

Our Bylaws permit the Corporation’s Board of Directors to consist of not less than one (1) nor more than nine (9) directors, unless and until otherwise determined by vote of a majority of the entire Board of Directors.  Directors are elected by a plurality of the votes cast by the holders of Common Stock and serve a one year terms or until their successors have been elected and qualified or until their earlier resignation or removal.  Currently, there are two (2) directors.  The Company considers directors “independent” if they are not an officer, employee, or five (5%) percent shareholder of the Company.

The Board of Directors has both Audit and Compensation Committees that were established in 2008. No incumbent director attended fewer than 100% of the total number of meetings held by all committees on which such director served.  Our board currently appoints the members of the committees.  Our Audit Committee plans to develop a written charter to be approved by our board.  The board has already approved guidelines for the Compensation Committee to follow with respect to corporate officers.  Because of the changes to management and the board that occurred in the fourth quarter of 2008 both committees are staffed with the remaining two board members.

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2008.

Name	Age	Position	Date Directorship Commenced
Jeffery Lamberson	38	Director, President	December, 2008
Gary MacDonald	54	Director, CEO	January, 2008

Business Experience of Directors and Executive Officers

Jeffery Lamberson served as the President of the Company from January 2007 to August 31, 2008. He was re-instated as President and became a director in December 2008 after two officers and four directors left the Company in the fourth quarter of 2008.  Prior to 1998, Mr. Lamberson worked in the investment banking business and in 1998 he co-founded American Financial Communications providing investor relation services to public and private companies. In January, 2001, he founded JML Consulting, Spokane, Washington, to continue his consulting career as a sole proprietor. Mr. Lamberson continues to do occasional consulting work through JML Consulting.

Gary MacDonald was elected to the board on January 31, 2008. Mr. MacDonald currently resides on the board of several Canadian based public and private Junior Exploration and Mining Companies with extensive domestic and international projects. Being of fifth generation mining decent he possesses an inherent knowledge and know-how of current and historical mining practices. Mr. MacDonald has also worked with several Financial and Venture Capital organizations over the past 20 years including being a partner in Obelisk International Ltd. operating in Canada, US, Europe, and Asia which conducts Investment Management business including Banking, Merger and Acquisition activities, Institutional Financings, and the implementation of Corporate/Capital Structuring strategies of which some are Tax Efficiency.  Mr. MacDonald added the position of CEO in December 2008.

Shareholder Communications

Company shareholders who wish to communicate with the Board of Directors or an individual director may write to MIPSolutions, Inc., 2130 East Bidwell Street, Folsom, CA 95630, phone (509) 612-2300 or to the attention of an individual director.  Your letter should indicate that you are a shareholder and whether you own your shares in street name.  Letters received will be retained until the next Board meeting when they will be available to the addressed director.  Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment.  There is no assurance that all communications will receive a response.

Reports to Shareholders

We intend to voluntarily send annual reports to our shareholders, which will include audited financial statements.  We are a reporting company, and file reports with the Securities and Exchange Commission (SEC), including this Form 10-K as well as quarterly reports under Form 10-Q.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The company files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically.  The address of that site is http://www.sec.gov.

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

Certain Provisions of the Company’s Articles of Incorporation and Nevada Law Relating to Indemnification of Directors and Officers

Nevada Law provides that each existing or former director and officer of a corporation may be indemnified in certain instances against certain liabilities which he or she may incur, inclusive of fees, costs and other expenses incurred in connection with such defense, by virtue of his or her relationship with the corporation or with another entity to the extent that such latter relationship shall have been undertaken at the request of the corporation; and may have advanced such expenses incurred in defending against such liabilities upon undertaking to repay the same in the event an ultimate determination is made denying entitlement to indemnification. The Company's bylaws incorporate the statutory form of indemnification by specific reference.

Insofar as indemnification for liabilities may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended, or the Securities Act of 1934 (collectively, the "Acts"), as amended, it is the position of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Acts and are therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance
The following purchases and sales of securities for officers, directors, and 10% shareholders were filed in 2008 on Form 4 and Form 3 of the Securities
Exchange Act of 1934:

Date	Insider	Shares	Type	Transaction	Value
22-Dec-08	HUNTON EDWARD ANTHONY Beneficial Owner (10% or more)	10,000	Direct	Sale at $0.10 per share.	$1,000
19-Dec-08	HUNTON EDWARD ANTHONY Beneficial Owner (10% or more)	10,000	Direct	Sale at $0.08 - $0.09 per share.	$849
15-Dec-08	HUNTON EDWARD ANTHONY Beneficial Owner (10% or more)	6,961	Direct	Sale at $0.09 per share.	$626
1-Dec-08	HUNTON EDWARD ANTHONY Beneficial Owner (10% or more)	5,000	Direct	Sale at $0.15 per share.	$750
6-Nov-08	HUNTON EDWARD ANTHONY Beneficial Owner (10% or more)	10,000	Direct	Sale at $0.32per share.	$3200
6-Nov-08	HUNTON EDWARD ANTHONY Beneficial Owner (10% or more)	10,000	Direct	Sale at $0.32 per share.	$3200
5-Nov-08	HUNTON EDWARD ANTHONY Beneficial Owner (10% or more)	5,000	Direct	Sale at $0.32 per share.	$1600
4-Nov-08	HUNTON EDWARD ANTHONY Beneficial Owner (10% or more)	5,000	Direct	Sale at $0.30per share.	$1500
31-Oct-08	LAMBERSON JEFFERY M Other	200,000	Direct	Disposition (Non Open Market) at $0 per share.	N/A
6-Oct-08	LAMBERSON JEFFERY M Other	5,000	Direct	Sale at $0.35 per share.	$1,750
6-Oct-08	HUNTON EDWARD ANTHONY Officer	5,078	Direct	*Sale at $0.34 per share.	$1,726
1-Oct-08	ARNOLD ROCKY R. Officer	12,500	Direct	Purchase at $0.40 per share.	$5,000
16-Sep-08	HUNTON EDWARD ANTHONY Officer	5,000	Direct	Sale at $0.46 per share.	$2,300
4-Sep-08	HUNTON EDWARD ANTHONY Officer	5,000	Direct	Sale at $0.44 per share.	$2,200

2-Sep-08	ARNOLD ROCKY R. Officer	138,334	Direct	Statement of Ownership	N/A
29-Aug-08	LAMBERSON JEFFERY M Officer	5,500	Direct	Sale at $0.50 per share.	$2,750
22-Aug-08	HUNTON EDWARD ANTHONY Officer	5,000	Direct	Sale at $0.42 per share.	$2,100
1-Aug-08	ARNOLD ROCKY R. Officer	10,000	Direct	Purchase at $0.50 per share.	$5,000
29-Jul-08	HUNTON EDWARD ANTHONY Officer	5,000	Direct	Sale at $0.46 per share.	$2,300
29-Jul-08	HUNTON EDWARD ANTHONY Officer	5,000	Direct	Sale at $0.46 per share.	$2,300
21-Jul-08	HUNTON EDWARD ANTHONY Officer	10,000	Direct	Sale at $0.43 per share.	$4,300
2-Jul-08	LAMBERSON JEFFERY M Officer	5,000	Direct	Sale at $0.52 per share.	$2,600
1-Jul-08	ARNOLD ROCKY R. Officer	10,000	Direct	Purchase at $0.50 per share.	$5,000
19-Jun-08	HUNTON EDWARD ANTHONY Officer	5,000	Direct	Sale at $0.62 per share.	$3,100
16-Jun-08	LAMBERSON JEFFERY M Officer	92,200	Direct	Purchase at $0.50 per share.	$46,100
13-Jun-08	SOUTHARD GLEN E Officer	92,200	Direct	Purchase at $0.50 per share.	$46,100
13-Jun-08	HUNTON EDWARD ANTHONY Officer	124,000	Direct	Purchase at $0.50 per share.	$62,000
12-Jun-08	LAMBERSON JEFFERY M Officer	5,000	Direct	Sale at $0.61 per share.	$3,050
5-Jun-08	ARNOLD ROCKY R. Officer	8,334	Direct	Purchase at $0.60 per share.	$5,000

3-Jun-08	LAMBERSON JEFFERY M Officer	5,000	Direct	Sale at $0.62 per share.	$3,100
2-Jun-08	SOUTHARD GLEN E Officer	7,500	Direct	Sale at $0.59 per share.	$4,425
3-May-08	HUNTON EDWARD ANTHONY Officer	5,000	Direct	Sale at $0.54 per share.	$2,700
1-May-08	LAMBERSON JEFFERY M Officer	5,000	Direct	Sale at $0.75 per share.	$3,750
1-May-08	HUNTON EDWARD ANTHONY Officer	5,000	Direct	Sale at $0.82 per share.	$4,100
30-Apr-08	LAMBERSON JEFFERY M Officer	2,500	Direct	Sale at $0.75 per share.	$1,875
30-Apr-08	HUNTON EDWARD ANTHONY Officer	3,500	Direct	Sale at $0.75 per share.	$2,625
10-Apr-08	HUNTON EDWARD ANTHONY Officer	2,500	Direct	Sale at $0.72 per share.	$1,800
2-Apr-08	HUNTON EDWARD ANTHONY Officer	5,000	Direct	Sale at $0.60 per share.	$3,000
2-Apr-08	LAMBERSON JEFFERY M Officer	2,500	Direct	Sale at $0.62 per share.	$1,550
1-Apr-08	LAMBERSON JEFFERY M Officer	7,500	Direct	Sale at $0.55 per share.	$4,125
12-Mar-08	HUNTON EDWARD ANTHONY Officer	2,500	Direct	Sale at $0.54 per share.	$1,350
10-Mar-08	HUNTON EDWARD ANTHONY Officer	5,000	Direct	Sale at $0.41 per share.	$2,050
4-Mar-08	LAMBERSON JEFFERY M Officer	5,000	Direct	Sale at $0.71 per share.	$3,550
5-Aug-07	LAMBERSON JEFFERY M Officer	5,000	Direct	Sale at $0.47 per share.	$2,350
29-Jul-07	LAMBERSON JEFFERY M Officer	10,000	Direct	Sale at $0.49 per share.	$4,900

Items in italics in the table above represent late filings per the SEC’s new electronic filing requirement.
NOTE:  Jeffery M. Lamberson sold an additional 25,000 shares during the period between his resignation on August 31, 2008 and his reinstatement as President on December 18, 2008.

Board and Committee Matters

Audit Committee Report

The Audit Committee reviews the financial information that will be provided to the shareholders and others, the systems of internal controls established by management and the Board and the independence and performance of the Company’s audit process.  With the changes in both the management and the board of directors that occurred in fourth quarter of 2008, management acting as the audit committee has:

1.	Reviewed and discussed with management the audited financial statements included in the Company’s Annual Report and Form 10-K;
2.
Discussed with Williams & Webster, P.S. the Company’s independent auditors, the matters required to be discussed by statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board;

3.	Received the written disclosures and letter from Williams & Webster, P.S. as required by Independence Standards Board Standard No. 1; and
4.	Discussed with Williams & Webster, P.S. its independence.

Based on these reviews and discussions, the Audit Committee has recommended that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  The Audit Committee has also considered whether the amount and nature of non-audit services provided by Williams & Webster, P.S. is compatible with the auditor’s independence.

Compensation Committee Report

The Compensation Committee met twice in 2008.  In August 2008 it approved an Employment Agreement for Rocky Arnold and in November of 2008 did not approve Employment Agreements for Glen Southard and Edward Hunton recommended by Rocky Arnold after he accepted the position of President and CEO.  The failure of the Compensation Committee to approve Mr. Hunton’s Employment Agreement led to his resignation in November 2008 which was reported on Form 8-K filed on November 10, 2008 and is incorporated herein by reference.

Board Meetings and Relative Matters

During 2008, the board of directors held sixteen board meetings.  Two of the five serving directors through November 5, 2008 attended 100% of the board meetings.  100% of the directors attended the final meeting of the year.  The board of directors is accountable to our shareholders to build long-term financial performance and value.  The board of directors’ responsibilities include overseeing the business and affairs of our company, hiring and evaluating our president who acts as our chief executive officer; providing guidance, counsel and direction to management in formulating and evaluating operational strategies; monitoring our company’s performance and capital requirements; and ensuring adherence to ethical practices and compliance with federal and state laws, including providing full and fair disclosure to shareholders pursuant to SEC regulations.  We encourage, but do not require, directors and director nominees to attend shareholder meetings.  All of our board members attended our annual meeting of shareholders which is typically held in January, 2008 but due to changes in management it will be held following the filing of this Form 10-K.

During board meetings held in December 2008 it became apparent that differences of opinion existed between the Company’s directors and its remaining officer.  The remaining officer who was a director and two other directors resigned and Jeff Lamberson was elected to the office of President and the board and to join the last remaining director Gary MacDonald who became the Company’s CEO.  These changes to the Company’s management and Board of Directors were reported on Form 8-K filed on December 22, 2008 and is incorporated herein by reference.

None our current directors are “independent” under the definition of independence in Rule 4200(a)(15) of the FINRA listing standards and the Company will be looking to add independent directors in the near future.

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

We do not have a formal policy concerning shareholder recommendations of candidates for board of director membership.  Our board views that such a formal policy is not necessary at the present time given the board’s willingness to consider candidates recommended by shareholders.  Shareholders may recommend candidates by writing to our Secretary at our principal offices: 2130 East Bidwell Street, Folsom, CA 95630, or phone (509) 612-2300, giving the candidate’s name, contact information, biographical data and qualifications.  A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation. Shareholders who wish to nominate a director for election are generally advised to submit a shareholder proposal no later than April 30, 2009 for the next annual meeting of shareholders which should take place in May of 2009.

ITEM 11.     EXECUTIVE COMPENSATION

Officer and Director Compensation for 2007 and 2008

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

As of December 31, 2007 Mr. Hunton had an accrual of $37,000.00 for unpaid compensation due him for his role as an officer of the Company.

(4) As of December 31, 2007 Mr. Lamberson had an accrual of $26,000.00 for unpaid compensation due him for his role as an officer of the Company.

(5)  As of December 31, 2007 Dr. Southard had an accrual of $42,000.000 for unpaid compensation due him for his role as an officer of the Company.

Officers and Directors Compensation for 2008

				Officers
Name	Position	Outside Director's Fee	Inside Director's Fee	Salary/Fee
Dale Carlton (10)	Outside Director	$0.00	$0.00	$0.00
Edward Hunton	Corp. Sec., Treas. & Director	$0.00	$0.00	$50,883.33	(1) (3) (6)
Jeffrey Lamberson	President	$0.00	$0.00	$40,000.00	(1) (4) (7) (8)
Duane Simon (11)	Outside Director	$0.00	$0.00	$0.00
Glen Southard	Vice President & Director	$0.00	$0.00	$57,741.94	(1) (5) (9)
Garry MacDonald	Outside Director	50,000 Common Shares (2)	$0.00	$0.00
Rocky Arnold (12) (13)	President & CEO Director

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
(3)  As of December 31, 2007 Mr. Hunton had an accrual of $13,676.03 for unpaid compensation due him for his role as an officer of the Company
(4) As of December 31, 2007 Mr. Lamberson had an accrual of $1806.33 for unpaid compensation due him for his role as an officer of the Company
(5)  As of December 31, 2007 Dr. Southard had an accrual of $44,641.94 for unpaid compensation due him for his role as an officer of the Company
(6) Resigned on November 6, 2008 and entered into a Consulting Agreement with the Company on April 20, 2009
(7) Resigned on August 31, 2008
(8) Reinstated as President on December 18, 2008 and elected to the board
(9) Resigned on December 17, 2008
(10) Resigned on December 17, 2008
(11) Resigned on December 15, 2008
(12) Rocky Arnold was hired on September 1, 2008 November 21, 2008
(13) Rocky Arnold resigned on November 21, 2008

Discussion, Analysis and Overview of Compensation Program

The Company currently has no established compensation program as it is still a development stage company in need of financing.  The three officers of the Company each received a monthly payment of $5,000 when cash was available in the form of a fee payable to them for their services.  When cash was not available, the amount accrued on the books of the Company.  Since the resignation of all three officers the board has not voted for any additional payments to the current officers and directors that took over management of the Company on December 18, 2008.  Rocky Arnold was hired as President and CEO on September 1, 2008 and resigned on November 21, 2008.  Prior to be hired he worked as a consultant for the Company.

Compensation Philosophy: Our general compensation philosophy is designed to link an employee’s total cash compensation with our performance, the employee’s department goals and individual performance.  Given our stage of operations and limited capital resources, we are subject to various financial restraints in our compensation practices.  As an employee’s level of responsibility increases, there is a more significant level of variability and compensation at risk. By linking incentive compensation to the performance of the Company, we believe that it will create an environment in which our employees are stakeholders in our success and, thus, benefits all shareholders.  As the Company moves from a development stage company to a revenue generating company we plan to bring on employees and develop written employee compensation guidelines.

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

In making compensation decisions, the compensation committee, when re-established as we add to the board, will compare each element of total compensation against companies referred to as a “compensation peer group.”  The compensation peer group will be a group of companies that the compensation committee will select from readily available information about small companies engaged in similar businesses and with similar resources.  As the Company moves from a development stage company to a revenue generating company we plan to bring develop written executive compensation guidelines.

Employment Contracts

The Company currently has no employment Contracts.  One contract was entered into during 2008 with Rocky Arnold who resigned in November 2009 for personal reasons.  This contract was attached as an Exhibit to Form 8-K filed on September 2, 2008 and is incorporated by reference herein.

Stock Option Plan

The Company’s board of directors approved the adoption of the “2008 Stock Plan” on September 9, 2008, pursuant to which the Company may grant stock options to employees and consultants, including directors and officers, from time to time. The Company intends to register the Plan on Form S-8 prior to the grant of any stock options pursuant to the Plan. The Board of directors of the Company reserved 2,500,000 shares of Company Common Stock for eventual issuance pursuant to the exercise of stock options granted under the Plan.  As of December 31, 2008 the 2008 Stock Option Plan had not been put to a vote of the shareholders.  The “2008 Stock Plan” was filed through an S-8 Registration filed on October 24, 2008 and is incorporated by reference herein.

DIRECTOR COMPENSATION

We granted each new Director that came on the board 50,000 restricted shares of our common stock, $.001 par value prior to the recent change in management.  No other compensation has been considered to date but the board plans to address the subject in 2009.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock at December 31, 2007 by each director, executive officer, and each person known by us to own beneficially more than 5% of our common stock.

Beneficial Owner	Beneficial Ownership	Percent of Class
Jeffrey Lamberson	726,700	9.0%
Edward A. Hunton (1) (2)	1,115,961	14%
Glen Southard (1)	1,197,200	15%
The Johns Hopkins Applied Physics Lab	550,000	7%
Gary MacDonald*	50,000	1%

* Represents less than 1% of our common stock outstanding.

(1) Resigned from the Company in 2008

(2) Entered into a Consulting Agreement with the Company on April 20, 2009.

Item 13.       Certain Relationships and Related Transactions and Director Independence

Except as set forth herein, none of the Company’s directors or officers nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to its outstanding shares, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction in any presently proposed transaction which has or will materially affect the Company.

Item 14.       Principal Accountants Fees and Services

Compensation of Auditors

The financial statements of the Company, which are furnished herein as of December 31, 2008, have been audited by Williams & Webster, P.S., Independent Registered Public Accounting Firm.  Williams & Webster, P.S. billed the Company an aggregate of $43,417 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2008 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2008.  Williams & Webster, P.S. billed the Company an aggregate of $15,224 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2007 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2007.  Williams & Webster, P.S. also billed audit related fees, tax fees, or other fees during the years ended December 31, 2008 and 2007 equal to $4500 and $2932 respectively.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.  All fees related to the 2008 audit were pre-approved.

Fees for professional services provided by our current independent auditors for each of the last three fiscal years, in each of the following categories, are as follows:

	2008	2007
Audit fees	43,417	15,224

Audit related	2,752	-

Tax	1,169	-

All other	579	2,932
	47,917	18,156

Audit fees included fees associated with the annual audit and reviews of our annual and quarterly reports, and registration statements under the Securities Act of 1933, filed with the SEC.

Tax fees included fees associated with tax compliance and tax consultations.

Part IV

Item 15.       Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPSolutions, Inc.

Date: May 13, 2009	/s/ Jeffrey Lamberson

By: Jeffrey Lamberson
Its: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 13, 2009	/s/ Jeffrey Lamberson
By: Jeffrey Lamberson
Its: Director and President
(Principal Executive Officer)
Date: May 13, 2009	/s/ Gary MacDonald
By: Gary MacDonald
Its: Director and CEO

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of MIPSolutions, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from December 19, 2005 (Inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIPSolutions, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from December 19, 2005 (Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial operating losses since inception and has limited cash resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Willams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 14, 2009

MIP SOLUTIONS, INC. (A Development Stage Company) BALANCE SHEETS

	December 31,	December 31,
	2008	2007
		(restated)

ASSETS

CURRENT ASSETS
Cash	$58	$14,816
Prepaid expenses	18	2,795
Total Current Assets	76	17,611

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	8,369	11,321

OTHER ASSETS
License	145,550	125,550
Patent	29,674	16,905
Accumulated amortization	(30,059)	(10,724)
Total Other Assets	145,165	131,731

TOTAL ASSETS	$153,610	$160,663

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$76,793	$51,650
Accrued expense	45,000	35,000
Accrued interest	2,223	9,691
Accrued payroll	60,124	105,000
Note payable - net of discount	47,044	67,060
Note payable - related party	205	16,905
License fee payable	-	80,000
Common stock to be issued	41,045	-
Total Current Liabilities	272,434	365,306

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares authorized, 8,216,436 and 5,887,800 shares issued and outstanding, respectively	8,216	5,888
Additional paid-in capital	2,121,715	753,640
Deficit accumulated during the development stage	(2,248,755)	(964,171)
Total Stockholders' Deficit	(118,824)	(204,643)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$153,610	$160,663

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	From December 19,
	December 31,	December 31,	2005 (Inception) to
	2008	2007	December 31, 2008
		(restated)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	815,830	11,676	1,016,175
Depreciation and amortization	22,068	12,702	35,339
General and administrative	102,462	58,475	170,784
Professional fees	107,144	36,633	331,154
Research and development	15,059	5,623	169,970
Officers and directors fees	163,575	255,000	418,575
Option fee	2,500	-	5,000
Travel and meals	14,910	4,556	41,686
TOTAL OPERATING EXPENSES	1,243,548	384,665	2,188,683

LOSS FROM OPERATIONS	(1,243,548)	(384,665)	(2,188,683)

OTHER INCOME (EXPENSE)
Other income	100	-	100
Interest expense	(40,405)	(11,807)	(52,553)
Loss on disposition of assets	(731)	-	(7,619)
TOTAL OTHER INCOME	(41,036)	(11,807)	(60,072)

LOSS BEFORE TAXES	(1,284,584)	(396,472)	(2,248,755)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,284,584)	$(396,472)	$(2,248,755)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.18)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	7,275,087	5,837,467

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional			Total
		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Date	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at December 19, 2005 (Inception)		-	$-	$-	$-	$-	$-

Common stock issued as founder's shares at par for patents,	1/10/2006	1,122,000	1,122				1,122

Common stock issued as founder's shares for subscription receivable at par	1/10/2006	3,468,000	3,468		(3,468)		-

Balance, December 31, 2005		4,590,000	4,590		(3,468)		1,122

Common stock issued for license agreement fee at par.	1/10/2006	550,000	550	-			550

Common stock issued for additional founders at par.	1/10/2006	360,000	360	-			360

Common stock issued for services at $0.50 per share	6/1/2006	100,000	100	49,900			50,000

Common stock issued for services at $0.50 per share	11/14/2006	100,000	100	49,900			50,000

Common stock and warrants issued for cash at $0.50 per share	2/14/2006	60,000	60	29940			30,000

Common stock and warrants issued for cash at $0.50 per share	2/28/2006	100,000	100	49,900			50,000

Common stock and warrants issued for cash at $0.50 per share	3/22/2006	10,000	10	4,990			5,000

Common stock and warrants issued for cash at $0.50 per share	4/6/2006	52,000	52	25,948			26,000

Common stock and warrants issued for cash at $0.50 per share	4/7/2008	20,000	20	9,980			10,000

Common stock and warrants issued for cash at $0.50 per share	4/10/2006	40,000	40	19,960			20,000

Common stock and warrants issued for cash at $0.50 per share	4/18/2006	40,000	40	19,960			20,000

Common stock and warrants issued for cash at $0.50 per share	4/26/2006	20,000	20	9,980			10,000

Common stock and warrants issued for cash at $0.50 per share	5/1/2006	8,000	8	3,992			4,000

Common stock and warrants issued for cash at $0.50 per share	5/9/2006	20,000	20	9,980			10,000

Common stock and warrants issued for cash at $0.50 per share	5/12/2006	4,000	4	1,996			2,000

Common stock and warrants issued for cash at $0.50 per share	5/26/2006	20,000	20	9,980			10,000

Common stock and warrants issued for cash at $0.50 per share	7/5/2006	8,000	8	3,992			4,000

Common stock and warrants issued for cash at $0.50 per share	7/17/2006	40,000	40	19,960			20,000

Common stock and warrants issued for cash at $0.50 per share	7/24/2006	50,000	50	24,950			25,000

Common stock and warrants issued for cash at $0.50 per share	8/23/2006	22,000	22	10,978			11,000

Common stock and warrants issued for cash at $0.50 per share	8/24/2006	8,000	8	3,992			4,000

Common stock and warrants issued for cash at $0.50 per share	8/29/2006	5,000	5	2,495			2,500

Common stock and warrants issued for cash at $0.50 per share	9/1/2006	6,000	6	2,994			3,000

Common stock and warrants issued for cash at $0.50 per share	9/5/2006	30,000	30	14,970			15,000

Common stock and warrants issued for cash at $0.50 per share	9/14/2006	10,000	10	4,990			5,000

Common stock and warrants issued for cash at $0.50 per share	9/19/2006	25,000	25	12,475			12,500

Common stock and warrants issued for cash at $0.50 per share	9/21/2006	6,000	6	2,994			3,000

Common stock and warrants issued for cash at $0.50 per share	9/22/2006	30,000	30	14,970			15,000

Common stock and warrants issued for cash at $0.50 per share	9/26/2006	26,000	26	12,974			13,000

Common stock and warrants issued for cash at $0.50 per share	10/17/2006	2,000	2	998			1,000

Common stock and warrants issued for cash at $0.50 per share	10/20/2006	4,000	4	1,996			2,000

Common stock and warrants issued for cash at $0.50 per share	10/24/2006	20,000	20	9,980			10,000

Common stock and warrants issued for cash at $0.50 per share	12/11/2006	70,000	70	34,930			35,000

Common stock and warrants issued for cash at $0.50 per share	12/15/2006	50,000	50	24,950			25,000

Common stock and warrants issued for cash at $0.50 per share	12/21/2006	54,000	54	26,946			27,000

Common stock and warrants issued for cash at $0.50 per share	12/29/2006	20,000	20	9,980			10,000

Cancelled founder's shares		(1,122,500)	(1,122)	-	1,122

Subscriptions received		-	-	-	2,346		2,346

Net loss for the year ended December 31, 2006		-	-	-		(567,699)	(567,699)

Balance, December 31, 2006		5,457,500	$5,458	$538,920	$-	$(567,699)	$(23,321)

The accompanying notes are an integral part of these financial statements.

Common stock and warrants issued for payables ar $0.50 per share	2/18/2007	5,000	5	2,495			2,500

Common stock issued for services at $0.50 per share	1/1/2007	150,000	150	74,850			75,000

Common stock and warrants issued for cash at $0.50 per share	1/22/2007	4,300	4	2,146			2,150

Common stock and warrants issued for cash at $0.50 per share	1/24/2007	25,000	25	12,475			12,500

Common stock and warrants issued for cash at $0.50 per share	1/30/2007	42,000	42	20,958			21,000

Common stock and warrants issued for cash at $0.50 per share	2/1/2007	20,000	20	9,980			10,000

Common stock and warrants issued for cash at $0.50 per share	2/9/2007	20,000	20	9,980			10,000

Common stock and warrants issued for cash at $0.50 per share	2/12/2007	50,000	50	24,950			25,000

Common stock and warrants issued for cash at $0.50 per share	2/15/2007	9,000	9	4,491			4,500

Common stock and warrants issued for cash at $0.50 per share	2/17/2007	10,000	10	4,990			5,000

Common stock and warrants issued for cash at $0.50 per share	3/1/2007	5,000	5	2,495			2,500

Common stock and warrants issued for cash at $0.50 per share	3/6/2007	5,000	5	2,495			2,500

Common stock and warrants issued for cash at $0.50 per share	3/9/2007	45,000	45	22,455			22,500

Common stock and warrants issued for cash at $0.50 per share	3/26/2007	10,000	10	4,990			5,000

Common stock issued for exercise of warrants ar $0.50 per share	11/1/2007	5,000	5	2,495			2,500

Common stock issued for exercise of warrants	11/30/2007	25,000	25	12,475			12,500

Net loss for the year ended December 31, 2007		-	-	-	-	(396,472)	(396,472)

Balance, December 31, 2007 (restated)		5,887,800	$5,888	$753,640	$-	$(964,171)	$(204,643)

Common stock issued for services at $0.50 per share	1/29/2008	200,000	200	99,800			100,000

Common stock issued for services at $0.50 per share	2/8/2008	50,000	50	24,950			25,000

Common stock issued for exercise of warrants ar $0.50 per share	3/3/2008	30,000	30	14,970			15,000

Common stock issued for services at $0.60 per share	3/14/2008	125,000	125	74,875			75,000

Common stock issued for services at $0.69 per share	3/27/2008	300,000	300	206,700			207,000

Common stock issued for exercise of warrants ar $0.50 per share	3/31/2008	25,000	25	12,475			12,500

Exercise of warrants at $0.50	4/21/2008	2,000	2	998			1,000

Common stock and warrants issued for note payable at $0.50 per share	4/23/2008	46,000	46	22,954			23,000

Common stock and warrants issued for services at $0.50 per share	4/25/2008	5,000	5	2,495			2,500

Common stock and warrants issued for cash at $0.50 per share	5/2/2008	40,000	40	19,960			20,000

Common stock and warrants issued for services at $0.50 per share	5/5/2008	24,000	24	11,976			12,000

Common stock and warrants issued for note payable at $0.50 per share	5/6/2008	100,000	100	49,900			50,000

Common stock and warrants issued for note payable at $0.50 per share	5/27/2008	22,000	22	10,978			11,000

Common stock and 200,000 detached warrants issued for services at $0.61 per share	6/4/2008	75,000	75	133,673			133,748

Common stock issued for servces at $0.61 per share	6/4/2008	100,000	100	60,900			61,000

Common stock issued for services at $0.60 per share	6/5/2008	8,334	8	4,992			5,000

Common stock and warrants issued for cash at $0.50 per share	6/6/2008	20,000	20	9,980			10,000

Common stock and warrants issued for assets at $0.50 per share	6/11/2008	20,400	20	10,180			10,200

Common stock and warrants issued for accrued payroll at $0.50 per share	6/13/2008	308,400	308	153,892			154,200

Common stock and warrants issued for cash at $0.50 per share	6/19/2008	10,000	10	4,990			5,000

Common stock and warrants issued for cash at $0.50 per share	6/23/2008	50,000	50	24,950			25,000

Common stock issued for services at $0.63 per share	6/30/2008	25,000	25	15,725			15,750

Common stock and warrants issued for cash at $0.50 per share	7/1/2008	20,000	20	9,980			10,000

Common stock and warrants issued for license fee at $0.50 per share	7/1/2008	100,000	100	49,900			50,000

Common stock issued for services at $0.50 per share	7/1/2008	10,000	10	4,990			5,000

Common stock and warrants issued for cash at $0.50 per share	7/15/2008	40,000	40	19,960			20,000

Common stock and warrants issued for cash at $0.50 per share	7/16/2008	10,000	10	4,990			5,000

Common stock and warrants issued for cash at $0.50 per share	7/17/2008	50,000	50	24,950			25,000

Common stock and warrants issued for cash at $0.50 per share	7/22/2008	20,000	20	9,980			10,000

Common stock issued for services at $0.50 per share	8/1/2008	10,000	10	4,990			5,000

The accompanying notes are an integral part of these financial statements.

Common stock issued for exercise of warrants at $0.50 per share	8/3/2008	10,000	10	4,990			5,000

Warrants issued for services	8/4/2008			35,000			35,000

Common stock issued for services at $0.51 per share	8/5/2008	62,500	63	31,813			31,876

Common stock and warrants issued for cash at $0.50 per share	8/6/2008	22,000	22	10,978			11,000

Common stock and warrants issued for services at $0.50 per share	8/6/2008	20,000	20	9,980			10,000

Common stock and warrants issued for cash at $0.50 per share	8/15/2008	50,000	50	24,950			25,000

Common stock issued for services at $0.50 per share	9/1/2008	10,000	10	4,990			5,000

Common stock and warrants issued for cash at $0.50 per share	9/10/2008	25,000	25	12,475			12,500

Common stock and warrants issued for cash at $0.50 per share	9/22/2008	25,000	25	12,475			12,500

Issue costs				(26,351)			(26,351)

Common stock issued for accrued expense at $0.40 per share	10/1/2008	12,500	12	4,988			5,000

Common stock and warrants issued for note payable and accrued interest at $0.50 per shares	10/9/2008	11,808	12	5,892			5,904

Common stock issued for note payable and accrued interest at $0.50 per share	10/9/2008	84,836	84	42,334			42,418

Common stock issued for consulting at $0.39 per share	10/13/2009	50,000	50	19,450			19,500

Common stock issued for accrued expense at $0.39 per share	10/15/2009	7,858	8	3,057			3,065

Common stock and warrants issued for consulting at $0.50 per share	10/23/2008	24,000	24	11,976			12,000

Common stock and warrants issued for accounts payable at $0.50 per share	10/28/2008	30,000	30	14,970			15,000

Common stock and warrants issued for consulting at $0.50 per share	10/29/2008	17,000	17	8,483			8,500

Common stock issued for accrued expense at $.25 per share	11/1/2008	20,000	20	4,980			5,000

Warrants issued for interest on note payable	11/18/2008	-	-	15,549			15,549

Discount on debt	11/18/2008			13,043			13,043

Net loss for the year ended December 31, 2008		-	-	-	-	(1,284,584)	(1,284,584)

Balance, December 31, 2008		8,216,436	$8,216	$2,121,715	$-	$(2,248,755)	$(118,824)

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	From December 19,
	December 31,	December 31,	2005 (Inception) to
	2008	2007	December 31, 2008
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,284,584)	$(396,472)	$(2,248,755)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	22,068	12,702	35,339
Loss on disposition of assets	731	-	7,619
Common stock and warrants issued for services	759,704	75,000	934,704
Interest expense for beneficial conversion feature	1,087	-	1,087
Common stock issued for payables	78,032	2,500	80,532
Decrease (increase) in:
Refund receivable	-	1,139	-
Prepaid expenses	2,777	2,205	(18)
Increase (decrease) in:			-
License fee payable	(80,000)		(80,000)
Accounts payable	25,143	26,735	76,792
Accrued expense	10,000	(15,000)	45,000
Accrued interest	17,911	9,821	28,073
Accrued payroll	109,557	105,000	214,557
Related party payable	(700)	16,805	16,205
Common stock to be issued	41,045	-	41,045
Net cash provided (used) by operating activities	(297,229)	(159,565)	(847,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(12,679)	(20,755)
Purchase of license	(20,000)	-	(65,000)
Purchase of patents	(12,769)	(9,339)	(28,552)
Sale of asset	9,960	-	9,960
Net cash provided (used) by investing activities	(22,809)	(22,018)	(104,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees	207,320	137,650	787,676
Warrants issued for financing expense	15,549	-	15,549
Proceeds from note payable	114,000	46,589	190,089
Repayment of note payable	(31,589)	-	(41,089)
Net cash provided by financing activities	305,280	184,239	952,225

Net increase (decrease) in cash and cash equivalents	(14,758)	2,656	58

Cash, beginning of period	14,816	12,160	-

Cash, end of period	$58	$14,816	$58

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$-	$1,122
Common stock issued for note payable & accrued interest	$132,322	$	$132,322
Common stock issued for asset	$60,200	$	$60,200
Common stock issued for officers & directors fees	$154,200	$	$154,200

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 – DESCRIPTION OF BUSINESS

MIP Solutions, Inc, was incorporated on December 19, 2005 in the State of Nevada, and has been in the development stage since its formation.

The principal business of the Company is the development of Molecularly Imprinted Polymers (“MIPs”) for various commercial applications including the removal of targeted molecules from water. The Company has various patents and a license agreement with The Johns Hopkins University Applied Physics Laboratory (JHU/APL) and is currently developing applications for the removal of arsenic from drinking water and for the extraction of precious metals from various mining operations. The Company’s year end is December 31.

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

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensations.” (SFAS 123R) This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has adopted SFAS No. 123(R) which measures compensation costs based on the estimated fair value of the award and recognizes cost over the service period. See Note 7.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 2,539,819 and 1,100,300 warrants outstanding at December 31, 2008 and 2007, respectively, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2008 and 2007. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2008 and 2007.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

At December 31, 2008 the Company had deferred tax assets calculated at an expected rate of 34% of approximately $764,600 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2008. The significant components of the deferred tax asset at December 31, 2008 and December 31, 2007 were as follows:

	December 31, 2008	December 31, 2007
Net operating loss carryforward	$2,248,800	$955,000

Deferred tax asset	$764,600	$324,800
Deferred tax asset valuation allowance	(764,600)	(324,800)
Net deferred tax asset	$-	$-

At December 31, 2008, the Company has net operating loss carryforwards of approximately $2,248,800 which expire in the years 2026-2028. The change in the allowance account from December 31, 2007 to December 31, 2008 was $439,800.

Use of Estimates
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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $2,248,755 as of December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

Restatement
Financials statements from prior periods have been restated in the current quarter, See Note 12.

Recent Accounting Pronouncements
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
DECEMBER 31, 2008

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. The adoption of this statement is will have no material effect on the Company’s financial condition or results of operation.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

	December 31, 2008	December 31, 2007
Office equipment	$1,779	$2,269
Lab Equipment	11,598	11,598
Total property & equipment	13,377	13,867
Less accumulated depreciation	(5,008)	(2,546	) )
	$8,369	$11,321

Depreciation expense for the years ended December 31, 2008 and December 31, 2007 was $3,592 and $2,342, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – LICENSE AGREEMENT

During the year ended December 31, 2006 the Company signed an exclusive license agreement with Johns Hopkins University/Applied Physics Laboratory (herein after “JHU/APL”) to commercially develop, manufacture, use and distribute products and process embodying JHU/APL Intellectual Property within the fieled of drinking water safety, wastewater treatment, and water based mining operations using filtration, treatment, reclamation, and extraction processes throughout the world.

The cost of the License was $95,000 in cash and $50,550 in common stock and warrants if paid by May 31, 2008.  See Note 8.  The amount is being amortized over a period of 10 years. At December 31, 2008, accumulated amortization was $30,059.

NOTE 5 – PATENTS

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
DECEMBER 31, 2008

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

US Patent application No. 11/127897 filed May 12, 2005, (the Johns Hopkins Laboratory file no. 2122-1331) "Process for preparing Vinyl Substituted Beta-Diketones"

This provisional patent describes the synthesis of polymerizable ligands for removing metals from water, but not actually providing in what polymeric form the molecularly imprinted polymer(MIP) would be contained, except for the first description a MIP porous bead for the removal of copper from water.

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

 The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2004	$0	$0	$0
2005 Activity	1,123	0	1,123
Balance, December 31, 2005	1,123	0	1,123
2006 Activity	6,444	365	6,079
Balance, December 31, 2006	7,567	365	7,202
2007 Activity	9,339	1,873	7,466
Balance, December 31, 2007	16,906	2,238	14,668
2008 Activity	12,769	2,276	10,493
Balance December 31, 2008	29,675	4,514	25,161

NOTE 6 - COMMON STOCK AND WARRANTS

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

During the year ended December 31, 2007, the Company issued 250,300 “units” to investors at a price of $0.50 per unit in a private placement. Each unit consists of one share of common stock and one common share purchase warrant. The warrants, which entitle the holder to purchase, at a price of $0.50, one common share for a period of three years.  Also during the year ended December 31, 2007, the Company issued 150,000 shares for services valued at $75,000, 5,000 shares for payables valued at $2,500, and 30,000 shares for the exercise of 30,000 warrants.  The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: share price at $.50; risk free interest rate of 5%; expected life of 3 years; expected volatility of 105%; no dividends expected to be paid.

During the year ended December 30, 2008, the Company issued 950,834 shares of common stock for services valued at $555,126, 165,000 “units” for services valued at $178,748, 67,000 shares of common stock for the exercise of 67,000 warrants and cash of $33,500, 264,644 “units” for the payment of debt valued at $132,322, 20,400 “units” for the purchase of an asset valued at $10,200, 308,400 “units” for accrued payroll of $154,200, 100,000 “units” for a license agreement valued at $50,000, 30,000 units for accounts payable valued at $15,000, 40,358 units for accrued expenses of $13,065, 100,000 warrants issued for services valued at $19,371, and 382,000 “units” for $191,000 in cash. Each unit consists of one share of common stock and one common share purchase warrant, the warrants entitle the holder to purchase, at a price of $0.50, one common share for a period of three years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: risk free interest rate of 5%; expected life of 3 years; expected volatility of 111%; no dividends expected to be paid.

NOTE 7 - STOCK OPTION PLAN

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8 – COMMITMENTS

JHU/APL Amendment to License Agreement

During the year ended December 31, 2008, the Company and JHU/APL signed Amendment #5 to the License Agreement between the parties regarding the minimum Research and Development commitment.

Amended: e. $400,000 Minimum R&D Commitments (includes subcontracts) as follows:

As set forth in section 4.1 above, Company will contract with JHU/APL a total of $400,000 in research projects over five (5) years.  For any and each subsequent year beginning on the first anniversary date of the effective date (1/23/07) during which COMPANY does not pay a minimum of $50,000 towards research projects at JHU/APL, COMPANY shall pay JHU?APL, as a buyout provision, a cash payment as follows: 2007  - $5,000 (due April 28, 2008); and for each of the four years beginning 1/23/08-1/23/11 - $18,750 per year wherein each $18,750 payment represents 25% of the balance of the $100,000 credit towards the License Execution Fee applied in lieu of the Minimum R&D commitment for research dollars spent at JHU/APL ($100,000 credit -$25,000 satisfied with 2006 R&D commitment = $75,000 remaining credit/4 years = $18,750 per year.) provided, however, if JHU/APL is unable to perform the research proposed for 2008, the COMPANY’s obligation to pay $50,000 minimum toward research projects or, in liew thereof, a buyout cash payment of $18,750 in 2008 shall be due in 2009 in addition to COMPANY’s obligation previously due in 2009.  Therefore, in 2009, Company will be required to pay a minimum $100,000 towards research projects at JHU/APL or, in lieu thereof, a buyout cash payment of $37,500.  These buyout cash payments will be paid at the conclusion of the year that is partially or not funded by Company but the total of these buyout cash payments will in no event exceed a total of $75,000.

6.5 Minimum Annual Royalty Payments

Company shall be obligated to make minimum annual royalty payments beginning twelve (12) months after the first commercial sale of a licensed product(S) or licensed service(S) but, in any event, beginning no later than three (3) years after the effective date, such payments to be fully creditable against royalties due for the previous twelve month period but the excess of the actual royalties received over and above the minimum royalty paid cannot be carried over to the next year:

Minimum Annual Royalty
Year 1: $100,000
-Exercise, at no cost, the 100,000 warrants held by JHU/APL no later than 1/23/09
-$10,000 payment due no later than 1/23/09
-$20,000 due no later than 6/23/09
-$20,000due no later than 11/23/09
Year 2: $100,000
-$30,000 payment due no later than 1/23/10
-$30,000 due no later than 6/23/10

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

-$40,000 due no later than 11/23/10
Year 3: $200,000 payment due no later than 6/23/11
Year 4: $200,000 payment due no later than 1/23/12
Year 5: $300,000 payment due no later than 1/23/13

8.3a Amended: “Furthermore, if Company fails to make a commercial sale with sixty (60) months of the effective date, then JHU/APL, in its sole discretion and without providing the written notice and 60-day cure period set forth above, may convert the Agreement to a non-exclusive license. If Company fails to make a commercial sale within one hundred and twenty months (120) of the effective date, then JHU/APL, in its sole discretion and without providing the written notice and 60-day cure period set forth above, may terminate this Agreement.”

Global Media Partners Consulting Agreement
On March 17, 2008, the Company signed a consulting agreement with Global Media Partners, for consulting services the terms being 300,000 shares of the Company’s common stock, which was issued during the quarter ended June 30, 2008, and $25,000 in cash to be paid. $10,000 was paid in April 2008, and $15,000 to be invoiced and paid with in thirty days of receipt. As of September 30, 2008, this contract expired without the $15,000 being earned or invoiced by the consultant.   These shares of common stock are deemed to be restricted securities.

CEO Consulting Agreement
During the quarter ended June 30, 2008 the company entered into a consulting agreement with an individual for CEO services, with terms of $5,000 per month for a period of six months. Effective September 1, 2008 the consulting agreement was cancelled, and an employment agreement was signed with terms of $5,000 per month until a cumulative investment of $2,000,000 is raised, beginning with the date of the employment agreement, and 50,000 shares of the Company’s common stock payable on January 9, 2009. As of November 21, 2008 the individual resigned his position with the Company.

Lakeman Consulting Agreement
On October 13, the Company entered into a consulting agreement with Russ Lakeman for consulting services, with terms of $5,000 per month for a period of six months, and 50,000 shares of common stock valued at $19,500.  The stock will be held by the Company until the completion of the contract and be rescinded if Mr, Lakeman resigns or terminates the contract prior to the end of the six month term.  This contract was terminated on December 3, 2008, and $5,000 remains owing at December 31, 2008.

NOTE 9 - NOTES PAYABLE

The Company issued a promissory note, for a total of $20,000 on October 25, 2006. The note bears interest at a rate of 1% per month for twelve months, 1½% for the next six months and then increases by ½ % every six months thereafter. The note is payable on demand six months from issuance.  As of September 30, 2008, related interest of $9,504 has been accrued and expensed. This note and all accrued interest was converted as of October 9, 2008 into 59,468 shares of common stock.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The Company issued a promissory note, for a total of $20,000 on January 11, 2008. The note was due 90 days from the date of the note, with interest of $3,000. This note was converted into 46,000 “units” as of May 1, 2008.

The Company issued a promissory note, for a total of $10,000 on January 24, 2008. The note is due 120 days from the date of the note, with interest of $1,000. This note was converted to 22,000 “units” on May 27, 2008.

The Company issued a promissory note, for a total of $5,000 on June 03, 2008.  The note is due 30 days from the date of the note, with interest of $500.  If the note is not paid within 10 days of the due date a $100 penalty will be charged, and interest of 1% will begin to accrued on the principal and accrued interest.  This note was paid on July.28, 2008.

The Company signed a loan agreement with JHU/APL on July 1, 2008 to satisfy the cash requirements of Amendment #3 to the License Agreement between the Company and JHU/APL dated December 26, 2007.  Under the terms of the loan agreement the Company will make monthly payments as follows:

July 31, 2008	$10,000
August 31, 2008	$5,000
September 30, 2008	$5,000
October 31, 2008	$5,000
November 30, 3008	$5,000
December 31, 2008	$5,000
January 31, 2009	$5,000
February 28, 2009	$5,000
March 31, 2009	$5,000
April 30, 2009	$3,929.18

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

The last payment consists of a $2500 penalty fee and 8% per annum interest.

The Company has not made payments on this note since October 2008, and is in default of this note in the amount of $15,000 as of December 31, 2008.

On November 18, 2008 the Company executed an 18 month 12% Promissory Note in the amount of $25,000 with a current shareholder.  The note is convertible into common shares at a 20% discount to the average closing bid price for the ten days preceding conversion. The note also includes warrants equal to $25,000 based on the average closing price for the ten days preceding the date of the note, exercisable at $0.20 per share for a period of three years. The note contained a beneficial conversion feature computed at its intrinsic value, which was the difference between the conversion price and the fair value of the common stock into which the debt was convertible on the note issuance date, multiplied by the number of shares into which the debt was convertible at the commitment date. The amount attributed to the beneficial conversion feature, or $13,043 was recorded as a debt discount and a component of equity on the issuance date.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company advanced to one of its officers a total of $27,000. Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited. The officer repaid $12,000 of the loaned amount and the remaining receivable was fully satisfied through payroll deductions.

The Company issued a promissory note to one of its officers, for a total of $5,000 on July 11, 2007. The note bears interest at a rate of 1% per month for twelve months, 1½% for the next six months and then increases by ½ % ever six months thereafter. The note is payable on demand six months from issuance. This note including accrued interest was converted into 11,808 “units” as of October 9, 2008.

The Company issued a promissory note to one of its directors, for a total of $10,000 on August 24, 2007. An additional $1,000 was added to this note on October 18, 2007. The note bears interest at a rate of 1% per month for twelve months, 1½% for the next six months and then increases by ½ % ever six months thereafter. The note is payable on demand six months from issuance. This note including accrued interest was converted into 25,368 shares of common stock as of October 9, 2008.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 11 – CORRECTION OF AN ERROR

The previously issued financial statements for December 31, 2007, have been restated to correct an error in the recognition of a license fee payable and license fee asset, and the associated amortization.  The Company failed to recognize both the license fee payable, the license fee asset and the amortization.  The effect of the restatement was to increase license fee payable by $80,000 and to increase license fee by $80,000, increase net loss by $8,487 and increase the accumulated deficit by $8,487.

The previously issued financial statements dated March 31, 2008, have been restated to correct an error in the recognition of a license fee payable and license fee asset. The Company failed to recognize the license fee payable, the license fee asset and the amortization.  The effect of the correction was to increase license fee payable by $10,000 and to increase license fee by $10,000 and increase net loss by $3,139 and increase the accumulated deficit by $3,139.

The previously issued financial statements dated June 30, 2008, have been restated to correct an error in the recognition of a license fee payable and license fee asset, The Company failed to recognize the license fee payable, the license fee asset and the amortization. Also, the Company failed to recognize an issuance of common stock for services. The effect of the restatement was to increase license fee payable by $10,000, increase license fee by $10,000 increase consulting expense by $61,000, increase common stock by $100, increase additional paid in capital by $60,900, and increase the net loss and accumulated deficit by $64,472.

The accompanying financial statements dated September 30, 2008, have been restated to correct an error in the recognition of amortization associated with the license fee asset. The Company failed to recognize the amortization.  The effect of the correction was to increase net loss by $3,639 and increase the accumulated deficit by $3,639.

The effect of the Company’s previously issued 2007 financial statements is summarized as follows:

	Previously Reported	Increase (Decrease)	Restated

Current assets	17,611	-	17,611
PP&E	11,321	-	11,321
Other assets	60,218	71,513	131,731
Total assets	89,150	71,513	160,663
Current liabilities	285,306	80,000	365,306
Stockholders deficit	(196,156)	(8,487)	(204,643)
Total liabilities & Stockholders deficit	89,150	-	160,663

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

 NOTE 12 - SUBSEQUENT EVENTS

On January 12, 2009, the Company issued 100,000 common shares to JHU/APL per Amendment #5 of the License in satisfaction of the no cost conversion of warrants under the minimum royalty payments section.

On February 9, 2009, the Company signed a letter of engagement with Cymer, LLC to conduct a series of bench scale experiment of 3 to 7 batches at a cost of $1,000 per batch.

On March 1, 2009 the Company issued a $10,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder.

On March 5, 2009 the Company issued a $40,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to a consultant.

On March 11, 2009, the Company surrendered laboratory equipment and closed its laboratory at Research Park at the University of Utah campus.  A liability in the amount of $ 148,687 was recorded on the balance sheet. The Company will negotiate with RPA Management on any further obligation  that may result from the termination of the Lease.

On March 12, 2009 the Company issued 674,530 common shares to James Marks on for the conversion of a Promissory Note dated November 25, 2008.

On March 17, 2009, the Company entered into a consulting agreement with William R. Wilson to develop mining prospects in Nevada, Colorado and Utah for $2,500 per month plus expenses.

The Company entered into a consulting agreement with Edward Hunton, the Company’s former Treasurer and Corporate Secretary, to assist with the company filings and other regulatory matters at a cost of $4,000.

On May 14, 2009 the Company issued two $25,000 Promissory Notes with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder.

FINANCIALS                          Period Ending December 31, 2008 – Financials and Notes

CERTIFICATION                    31.1

CERTIFICATION                    32.1