Form 10-Q
period 2009-03-31
MIPSolutions, Inc.
filed 2009-05-20
CIK 1394872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended March 31, 2009

Commission File Number: 333-141927

MIPSOLUTIONS, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	4941	20-4047619
State of Incorporation	Primary Standard Industrial	I.R.S. Employer
	Classification Code Number	Identification No.

2130 East Bidwell Street
Folsom, CA 95630
509-209-3235
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

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$5,683	$58
Prepaid expenses	18	18
Total Current Assets	5,701	76

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	915	8,369

OTHER ASSETS
License	145,550	145,550
Patent	31,093	29,674
Accumulated amortization	(35,221)	(30,059)
Total Other Assets	141,422	145,165

TOTAL ASSETS	$148,038	$153,610

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$234,465	$76,793
Accrued expense	45,000	45,000
Accrued interest	3,122	2,223
Accrued payroll	79,824	60,124
Note payable	79,736	47,044
Note payable - related party	205	205
Buyout provision payable	18,750
Royalty payable	50,000
Common stock to be issued	41,045	41,045
Total Current Liabilities	552,147	272,434

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 50,000,000 shares
authorized, 8,990,966, and 8,216,436 shares issued
and outstanding, respectively	8,991	8,216
Additional paid-in capital	2,196,081	2,121,715
Deficit accumulated during the development stage	(2,609,181)	(2,248,755)
Total Stockholders' Deficit	(404,109)	(118,824)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$148,038	$153,610

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Period Ended	Period Ended	From December 19, 2005 (Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
		(restated)
REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	6,300	429,660	1,022,475
Depreciation and amortization	5,689	4,252	41,028
General and administrative	13,715	23,200	184,499
Professional fees	15,415	27,474	346,569
Research and development	3,949	2,536	173,919
Officers and directors fees	30,000	45,000	448,575
Option fee	-	2,500	5,000
Travel and meals	3,519	561	45,205
Royalty expense	100,000		100,000
Buyout provision expense	18,750		18,750
Lease termination expense	148,687		148,687
TOTAL OPERATING EXPENSES	346,024	535,183	2,534,707

LOSS FROM OPERATIONS	(346,024)	(535,183)	(2,534,707)

OTHER INCOME (EXPENSE)
Other income	47	-	147
Interest expense	(14,449)	(9,682)	(67,002)
Loss on disposition of assets	-	-	(7,619)
TOTAL OTHER INCOME	(14,402)	(9,682)	(74,474)

LOSS BEFORE TAXES	(360,426)	(544,865)	(2,609,181)

INCOME TAX EXPENSE	-	-

NET LOSS	$(360,426)	$(544,865)	$(2,609,181)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.04)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	8,541,279	6,281,133

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended		From December 19, 2005 (Inception) to
	March 31,	March 31,		March 31,
	2009	2008		2009
	(unaudited)	(unaudited)		(unaudited)
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(360,426)		$(544,865)	$(2,609,181)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	5,689		4,252	41,028
Loss on disposition of assets			-	7,619
Stock issued for services			407,000	934,704
Stock issued for payables			-	1,087
Warrents issued for royalty payable	50,000			50,000
Common stock issued for payables				80,532
Decrease (increase) in:
Refund receivable	-		-	-
Receivable from officer	-		-	-
Prepaid expenses	-		2,795	(18)
Increase (decrease) in:
License fee payable	-		-	(80,000)
Accounts payable	164,601		25,983	241,393
Accrued expense	-		12,000	45,000
Accrued interest	1,039		3,187	29,112
Accrued payroll	19,700		24,100	234,257
Related party payable	-		-	16,205
Buyout provision payable	18,750			18,750
Royalty payable	50,000			50,000
Debt discount	11,956			11,956
Common stock to be issued	-			41,045
Net cash provided (used) by operating activities	(38,691)		(65,548)	(886,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-		-	(20,755)
Purchase of license	-		-	(65,000)
Purchase of patents	(1,420)		-	(29,972)
Sale of asset	-		-	9,960
Net cash used by financing activities	(1,420)		-	(105,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash	-		27,500	803,225
Proceeds from note payable	49,250		36,000	239,339
Repayment of note payable	(3,514)		(234)	(44,603)
Net cash provided by financing activities	45,736		63,266	997,961

Net increase in cash and cash equivalents	5,625		(2,282)	5,683

Cash, beginning of period	58		14,816	-

Cash, end of period	$5,683		$12,534	$5,683

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-		$-	$-
Income taxes paid	$-		$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for license	$		$-	$550
Common stock issued for patent	$-	$		$1,122
Common stock issued for asset	$	$		$60,200
Common stock issued for officers & directors fees	$	$		$154
Common stock issued for note and interest payable	$25,140	$		$157,462
Equipment given for payment of accounts payable	$7,372	$		$7,372

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – BASIS OF PRESENTATION

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

At March 31, 2009 the Company had deferred tax assets calculated at an expected rate of 34% of approximately $887,100 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2009.  The significant components of the deferred tax asset at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Net operating loss carryforward	$2,609,200	$2,248,800

Deferred tax asset	$887,100	$764,600
Deferred tax asset valuation allowance	(887,100)	(764,600)
Net deferred tax asset	$-	$-

At March 31, 2009, the Company has net operating loss carryforwards of approximately $2,609,200, which expire in the years 2026-2028.  The change in the allowance account from December 31, 2008 to March 31, 2009 was $122,500.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $2,609,181 as of March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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
MARCH 31, 2009

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2009	December 31, 2008
Office equipment	$1,779	$1,779
Lab Equipment	-	11,598
Total assets	1,779	13,377
Less accumulated depreciation	(864)	(5,008)
	$915	$8,369

Depreciation and amortization expense for the period ended March 31, 2009 and December 31, 2008 was $527 and $2,734, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

On March 11, 2009, the Company surrendered laboratory equipment and closed its laboratory at Research Park at the University of Utah campus, $11,598 in equipment cost and $4,671 in accumulated depreciation was removed from the balance sheet. See Note 5.

NOTE 4 – COMMON STOCK AND WARRANTS

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

During the period ended March 31, 2009, the Company issued 100,000 shares of common stock for the exercise of 100,000 warrants for the payment of a royalty payable valued at $50,000, and 674,530 shares of common stock in payment of interest and note payable valued at $25,140.

NOTE 5 – COMMITMENTS

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

On March 11, 2009, the Company surrendered laboratory equipment and closed its laboratory at Research Park at the University of Utah campus.  A liability in the amount of $ 148,687 was recorded on the balance sheet. The Company will negotiate with RPA Management on any further obligation  that may result from the termination of the Lease. See Note 3

NOTE 6 - NOTES PAYABLE

The Company signed a loan agreement with JHU/APL on July 1, 2008 to satisfy the cash requirements of Amendment #3 to the License Agreement between the Company and JHU/APL dated December 26, 2007.  Under the terms of the loan agreement the Company will make monthly payments as follows:

July 31, 2008	$10,000
August 31, 2008	$5,000
September 30, 2008	$5,000
October 31, 2008	$5,000
November 30, 3008	$5,000
December 31, 2008	$5,000
January 31, 2009	$5,000
February 28, 2009	$5,000
March 31, 2009	$5,000
April 30, 2009	$3,929

The last payment consists of a $2500 penalty fee and 8% per annum interest.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

The Company has not made payments on this note since October 2008, and is in default of this note in the amount of $33,929 as of March 31, 2009.

On November 18, 2008 the Company executed an 18 month 12% Promissory Note in the amount of $25,000 with a current shareholder.  The note is convertible into common shares at a 20% discount to the average closing bid price for the ten days preceding conversion. The note also includes warrants equal to $25,000 based on the average closing price for the ten days preceding the date of the note, exercisable at $0.20 per share for a period of three years. The note contained a beneficial conversion feature computed at its intrinsic value, which was the difference between the conversion price and the fair value of the common stock into which the debt was convertible on the note issuance date, multiplied by the number of shares into which the debt was convertible at the commitment date. The amount attributed to the beneficial conversion feature, or $13,043 was recorded as a debt discount and a component of equity on the issuance date.  This note was converted into 674,530 shares of common stock as of March 12, 2009.

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

NOTE 7 – CORRECTION OF AN ERROR

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

From the period ending December 31, 2008 to the period ending March 31, 2009 our current liabilities increased $279,713 to $552,147 from $272,434, our accumulated deficit increased $360,426 from $2,248,755 to $2,609,181 and, our stockholders deficit increased $285,285 from $118,824 to $404,419 from the year ended December 31, 2008.  The increase in current liabilities was due primarily to an increase of $157,672 in accounts payable, the addition of a royalty payable of $50,000 and the addition of $36,692 to Notes payable.  These factors in addition to the issuance of 674,530 common shares for the conversion of a promissory note were the primary cause of both the increase in the accumulated deficit and stockholders deficit.  A decrease in consulting expenses of $423,360 in the period ended March 31, 2009 offset by the aforementioned items resulted in operating expenses decreasing by $171,159 from $535,183 in the period ended March 30, 2008 to $346,024 for the period ended March 30, 2009.

As noted below under Part II, Item 2, the Company raised additional capital during the period ended March 31, 2009 by issuing convertible Promissory Notes to existing shareholders and a consultant to the Company by use of Directors of a Note approved by the Board of Directors on February 27, 2009.  The Company will need to raise additional capital through the further use of these Notes or begin another round of fund raising within the next 30 days to continue to execute its business and commercialization plans and to cover general and administrative expenses.  Should the company be unable to continue to raise sufficient capital then it is unlikely that will be able to continue as a going concern unless it is able to borrow additional capital from shareholders, Note holders or financial institutions which is highly unlikely.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments.  Our principal exposure to market risk is that the price of our stock can either enhance or deter our ability to raise equity capital through the private placement of our securities, conversion of Promissory Notes, and/or the exercise of our outstanding warrants.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2008, relating to entity-level controls, the financial closing and reporting process, and segregation of duties, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were ineffective.

Changes in Internal Controls.

There have been no material changes in internal control over financial reporting during the period ended March 31, 2009.

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

Item 1A.   Risk Factors

There have been no material changes in risk factors described in our Annual Report of Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2009 the Company issued $48,500 worth of Promissory Notes convertible into shares of common stock (.001 par value) at $.05 per share at the Note holders discretion for both principal and interest.  In addition, the Company issued 100,000 shares of common stock (.001 par value) on January 12, 2009 to JHU/APL for warrants held as part of Amendment number 5 executed on October 13, 2008 of the License Agreement between the parties and on March 12, 2009 the Company issued 674,530 common shares to a shareholder for the conversion of a Promissory Note dated November 25, 2008.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 9, 2009 the Company held a Board of Directors meeting where the roles and responsibilities of Jeff lamberson and Gary MacDonald, who were voted President and CEO respectively on December 18, 2008, were approved.  At this meeting Jeff Lamberson was established as the Principal Accounting Officer of the Company.

Details of this change in management can be found in the Company’s 8-K filing on December 22, 2008 along with all other 8-K filings at www.sec.gov ..

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

MIP Solutions, Inc.
Dated: May 20, 2009	/s/ Gary MacDonald	/s Jeff Lamberson
	Gary MacDonald Chief Executive Officer	Jeff Lamberson Principal Financial Officer