Form 10-Q/A
period 2008-03-31
MIPSolutions, Inc.
filed 2009-06-03
CIK 1394872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDED FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended March 31, 2008 - Restated

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
	(unaudited)
	(restated)
ASSETS

CURRENT ASSETS
Cash	$12,534	$14,816
Prepaid expenses	-	2,795
Total Current Assets	12,534	17,611

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	10,631	11,321

OTHER ASSETS
License	135,550	125,550
Patent	16,905	16,905
Accumulated amortization	(14,286)	(10,724)
Total Other Assets	138,169	131,731

TOTAL ASSETS	$161,334	$160,663

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$77,633	$86,650
Accrued expense	47,000	-
Accrued interest	13,349	10,162
Accrued payroll	129,100	105,000
Note payable	102,355	66,589
Note payable - related party	16,905	16,905
License fee payable	90,000	80,000
Total Current Liabilities	476,342	365,306

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 50,000,000 shares
authorized, 6,617,800 and 5,887,800 shares issued
and outstanding, respectively	6,618	5,888
Additional paid-in capital	1,187,410	753,640
Subscription receivable	-	-
Deficit accumulated during the development stage	(1,509,036)	(964,171)
Total Stockholders' Deficit	(315,008)	(204,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$161,334	$160,663

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended		From December 19,
	March 31	March 31	2005 (Inception) to
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)
REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	429,660	13,676	630,005
Depreciation and amortization	4,252	412	17,523
General and administrative	23,200	5,630	90,967
Professional fees	27,474	21,486	252,039
Research and development	2,536	3,791	157,447
Officers and directors fees	45,000	120,000	300,000
Option fee	2,500	2,500	5,000
Travel and meals	561	3,769	27,337
TOTAL OPERATING EXPENSES	535,183	171,264	1,480,318

LOSS FROM OPERATIONS	(535,183)	(171,264)	(1,480,318)

OTHER INCOME (EXPENSE)
Interest expense	(9,682)	(470)	(21,830)
Loss on disposition of assets	-	-	(6,888)
TOTAL OTHER INCOME	(9,682)	(470)	(28,718)

LOSS BEFORE TAXES	(544,865)	(171,734)	(1,509,036)

INCOME TAX EXPENSE	-	-

NET LOSS	$(544,865)	$(171,734)	$(1,509,036)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.09)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	6,281,133	5,776,467

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended	From December 19,
	March 31	March 31	2005 (Inception) to
	2008	2007	'March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(544,865)	$(171,734)	$(1,509,036)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	4,252	412	17,523
Loss on disposition of assets	-	-	6,888
Stock issued for services	407,000	75,000	582,000
Stock issued for payables		2,500	2,500
Decrease (increase) in:
Refund receivable		-	-
Receivable from officer		(27,000)	-
Prepaid expenses	2,795	5,000	-
Increase (decrease) in:			-
Accounts payable	25,983	(429)	77,632
Accrued expense	12,000	-	47,000
Accrued interest	3,187	341	12,878
Accrued payroll	24,100		129,100
Related party payable	-	5,500	16,905
Net cash provided (used) by operating activities	(65,548)	(110,410)	(616,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		(4,879)	(20,755)
Purchase of license	-	-	(45,000)
Purchase of patents		(1,250)	(15,783)
Net cash used by financing activities	-	(6,129)	(81,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash	27,500	122,650	605,510
Collection of subscriptions receivable	-	-	2,346
Proceeds from note payable	36,000	-	112,560
Repayment of note payable	(234)	-	(9,734)
Net cash provided by financing activities	63,266	122,650	710,682

Net increase in cash and cash equivalents	(2,282)	6,111	12,534

Cash, beginning of period	14,816	12,160	-

Cash, end of period	$12,534	$18,271	$12,534
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$-	$1,122

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

At March 31, 2008 the Company had deferred tax assets calculated at an expected rate of 34% of approximately $513,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2008.  The significant components of the deferred tax asset at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
Net operating loss carryforward	$1,509,000	$955,000

Deferred tax asset	$513,000	$324,800
Deferred tax asset valuation allowance	(513,000)	(324,800)
Net deferred tax asset	$-	$-

At March 31, 2008, the Company has net operating loss carryforwards of approximately $1,509,000, which expire in the years 2026-2028.  The change in the allowance account from December 31, 2007 to March 31, 2008 was $188,200.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $1,509,036 as of March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
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
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

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

The cost of the License was $95,000 in cash and $30,550 in common stock and warrants if paid by January 31, 2008, $40,550 in common stock and warrants if paid by March 31, 2008 and $50,550 in common stock and warrants if paid by May 31, 2008.  See Note 8.  The amount is being amortized over a period of 10 years. At March 31, 2008, accumulated amortization was $15,098.

NOTE 5 – COMMON STOCK AND WARRANTS

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
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

NOTE 6 – COMMITMENTS

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors.

During the quarter ended March 31, 2008, the Company signed a consulting agreement with Eric Moe with terms of $3,000 per month beginning July 15, 2008 and 250,000 shares of the Company’s common stock, 125,000 of which was issued during the current quarter and the other 125,000 due September 2008.  Additionally, the Company signed a consulting agreement with Global Media Partners, the terms being 300,000 shares of the Company’s common stock, which was issued during the current quarter, and $25,000 in cash to be paid.  $10,000 was paid in April 2008, and $15,000 to be invoiced and paid with in thirty days of receipt.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

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

NOTE 8 – RELATED PARTY TRANSACTIONS

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 - SUBSEQUENT EVENTS

The Board of Directors approved a subscription offering for a private placement of securities at a meeting on April 15, 2008 and filed a FORM D with the SEC effective April 28, 2008.

The Company accepted the conversion of $23,000 in principal and interest due on promissory notes into units of the subscription offering approved by the board on May 1, 2008. See Note 6.

The Company accepted the conversion of $50,000 in principal and interest due on promissory notes into units of the subscription offering approved by the board on May 6, 2008.

Subsequent to March 31, 2008, 29,000 “units” were issued in exchange for $14,500 in services. Additionally, 40,000 “units” were issued for $20,000 in cash.

NOTE 10 - CORRECTION OF AN ERROR

The accompanying financial statements for December 31, 2007, have been restated to correct an error in the recognition of a license fee payable and license fee asset, and the associated amortization.  The Company failed to recognize both the license fee payable, the license fee asset and the amortization.  The effect of the restatement was to increase license fee payable by $80,000 and to increase license fee by $80,000, increase net loss by $8,487 and increase the accumulated deficit by $8,487.

The accompanying financial statements dated March 31, 2008, have been restated to correct an error in the recognition of a license fee payable and license fee asset. The Company failed to recognize the license fee payable, the license fee asset and the amortization.  The effect of the correction was to increase license fee payable by $10,000 and to increase license fee by $10,000 and increase net loss by $3,139 and increase the accumulated deficit by $3,139.

The effect of the Company’s previously issued 2007 financial statements is summarized as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Balance Sheet
Other assets	60,218	71,513	131,731
Total assets	89,150	71,513	160,663
Current liabilities	285,306	80,000	365,306
Stockholders deficit	(196,156)	(118,852)	(315,008)
Total liabilities & Stockholders deficit	89,150	71,513	160,663

Results of Operations
Depreciation & Amortization Expense	4,215	8,487	12,702
Net Loss	(387,985)	(8,487)	(396,472)
Net Loss Per Share	(0.07)	-	(0.07)

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

 The effect of the Company’s previously issued March 31, 2008 financial statements is summarized as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Balance Sheet
Other assets	59,795	78,374	138,169
Total assets	82,960	78,374	161,334
Current liabilities	386,343	89,999	476,342
Stockholders deficit	(303,382)	(11,626)	(315,008)
Total liabilities & Stockholders deficit	82,960	78,374	161,334

Results of Operations
Depreciation & Amortization Expense	1,113	3,139	4,252
Net Loss	(541,726)	(3,139)	(544,865)
Net Loss Per Share	(0.09)	-	(0.09)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend" and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.  Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

▪	dependence on commercialization of our Molecularly Imprinted Polymer (MIP) technology;

▪	our ability to continue as a “going concern”;

▪	our need and ability to raise sufficient additional capital;

▪	ineffective internal operational and financial control systems;

▪	our ability to hire and retain specialized and key personnel;

▪	Ineffective financial controls which caused a correction of an error;

▪	dependence on our ability to purchase Float Concentrate at a discount of its gold value in the marketplace;

▪	our limited operating history and continued losses;

▪	restrictions contained in our outstanding convertible notes;

▪	rapid technological change;

▪	uncertainty of intellectual property protection;

▪	potential infringement on the intellectual property rights of others;

▪	factors affecting our common stock as a “penny stock;”

▪	extreme price fluctuations in our common stock;

▪	price decreases due to future sales of our common stock;

▪	general economic and market conditions;

▪	future shareholder dilution; and

▪	absence of dividends.

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

In the period from December 31, 2007 through the period ending March 31, 2008 our current liabilities increased $111,036 to $476,342 from $365,306, our accumulated deficit increased $544,865 from $964,171 to $1,509,036 and, our stockholders deficit increased $110,365 from $204,643 to 315,008. The increase in current liabilities was primarily due to an increase of $47,000 in accrued expenses, an increase of $24,100 in accrued payroll and an increase of $36,327 in Notes payable. Other key factors that increased the accumulated deficit and stockholder’s deficit was the issuance of 425,000 shares of common stock related to the hiring of two consultants. This issuance of stock also increased operating expenses in the three months ended March 31, 2008 to $535,183 compared to $171,246 for the three months ended March 31, 2007.

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

Correction of an Error in the previously filed 10-Q for the period ending March 31, 2008.

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

The accompanying financial statements dated March 31, 2008, have been restated to correct an error in the recognition of a license fee payable and license fee asset. The Company failed to recognize the license fee payable, the license fee asset and the amortization.  The effect of the correction was to increase license fee payable by $10,000 and to increase license fee by $10,000 and increase net loss by $3,139 and increase the accumulated deficit by $3,139.

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

Item 5. Other Information

CORRECTION OF AN ERROR

The accompanying financial statements for December 31, 2007, have been restated to correct an error in the recognition of a license fee payable and license fee asset, and the associated amortization.  The Company failed to recognize both the license fee payable, the license fee asset and the amortization.  The effect of the restatement was to increase license fee payable by $80,000 and to increase license fee by $80,000, increase net loss by $8,487 and increase the accumulated deficit by $8,487.

The accompanying financial statements dated March 31, 2008, have been restated to correct an error in the recognition of a license fee payable and license fee asset. The Company failed to recognize the license fee payable, the license fee asset and the amortization.  The effect of the correction was to increase license fee payable by $10,000 and to increase license fee by $10,000 and increase net loss by $3,139 and increase the accumulated deficit by $3,139.

The effect of the Company’s previously issued 2007 financial statements is summarized as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Balance Sheet
Other assets	60,218	71,513	131,731
Total assets	89,150	71,513	160,663
Current liabilities	285,306	80,000	365,306
Stockholders deficit	(196,156)	(118,852)	(315,008)
Total liabilities & Stockholders deficit	89,150	71,513	160,663

Results of Operations
Depreciation & Amortization Expense	4,215	8,487	12,702
Net Loss	(387,985)	(8,487)	(396,472)
Net Loss Per Share	(0.07)	-	(0.07)

The effect of the Company’s previously issued March 31, 2008 financial statements is summarized as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Balance Sheet
Other assets	59,795	78,374	138,169
Total assets	82,960	78,374	161,334
Current liabilities	386,343	89,999	476,342
Stockholders deficit	(303,382)	(11,626)	(315,008)
Total liabilities & Stockholders deficit	82,960	78,374	161,334

Results of Operations
Depreciation & Amortization Expense	1,113	3,139	4,252
Net Loss	(541,726)	(3,139)	(544,865)
Net Loss Per Share	(0.09)	-	(0.09)

Item 6. Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIP Solutions, Inc.

Dated: June 3, 2009	/s/ Jeff Lamberson	/s/ Gary MacDonald
	Jeff Lamberson Principal Accounting Officer	Gary MacDonald Chief Executive Officer