Form 10-Q/A
period 2008-06-30
MIPSolutions, Inc.
filed 2009-06-03
CIK 1394872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDED FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2008 - Restated

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
	(restated)
ASSETS

CURRENT ASSETS
Cash	$6,593	$14,816
Prepaid expenses	3,811	2,795
Total Current Assets	10,404	17,611

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	9,942	11,321

OTHER ASSETS
License	145,550	125,550
Patent	17,500	16,905
Accumulated amortization	(18,196)	(10,724)
Total Other Assets	144,854	131,731

TOTAL ASSETS	$165,200	$160,663

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$54,963	$51,650
Accrued expense	35,000	35,000
Accrued interest	6,961	10,162
Accrued payroll	20,900	105,000
Note payable	30,864	66,589
Note payable - related party	16,205	16,905
License fee payable	100,000	80,000
Common stock to be issued	45,750	-
Total Current Liabilities	310,643	365,306

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 50,000,000 shares authorized, 7,373,634 and 5,887,800 shares issued and outstanding, respectively	7,474	5,888
Additional paid-in capital	1,693,524	753,640
Subscription receivable	-	-
Deficit accumulated during the development stage	(1,846,441)	(964,171)
Total Stockholders' Deficit	(145,443)	(204,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$165,200	$160,663

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	From December 19,	From December 19,
	June 30,	June 30,	June 30,	June 30,	2005 (Inception) to	2005 (Inception) to
	2008	2007	2008	2007	June 30, 2008	December 31, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)		(restated)

REVENUES	$-	$-	$-	$-	$-	-

OPERATING EXPENSES
Consulting	235,189	1,500	664,849	15,176	435,534	200,345
Depreciation and amortization	4,599	1,666	8,850	2,391	17,870	13,271
General and administrative	29,840	16,627	52,840	22,507	97,607	67,767
Professional fees	15,685	7,823	43,359	15,448	240,250	224,565
Research and development	1,483	1,015	4,019	4,806	156,394	154,911
Officers and directors fees	45,000	45,000	90,000	165,000	300,000	255,000
Option fee	-	-	2,500	-	2,500	2,500
Travel and meals	2,449	247	3,009	4,016	29,225	26,776
TOTAL OPERATING EXPENSES	334,245	73,878	869,426	229,344	1,279,380	945,135

LOSS FROM OPERATIONS	(334,245)	(73,878)	(869,426)	(229,344)	(1,279,380)	(945,135)

OTHER INCOME (EXPENSE)
Interest expense	(2,517)	(749)	(12,199)	(1,495)	(14,665)	(12,148)
Loss on disposition of assets	(645)	-	(645)	-	(7,533)	(6,888)
TOTAL OTHER INCOME	(3,162)	(749)	(12,844)	(1,495)	(22,198)	(19,036)

LOSS BEFORE TAXES	(337,407)	(74,627)	(882,270)	(230,839)	(1,301,578)	(964,171)

INCOME TAX EXPENSE	-	-	-	-	-	-

NET LOSS	$(337,407)	$(74,627)	$(882,270)	$(230,839)	$(1,301,578)	(964,171)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.05)	$(0.01)	$(0.13)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	6,966,878	5,857,800	6,623,856	5,817,133

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended	From December 19, 2005 (Inception) to 'June 30, 2008
	June 30,	June 30
	2008	2007
	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(882,270)	$(230,839)	$(1,846,441)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	8,850	2,391	22,121
Loss on disposition of assets	645	-	7,533
Stock issued for services	604,569	75,000	779,569
Stock issued for payables	-	2,500	2,500
Decrease (increase) in:
Refund receivable	-	1,139	-
Receivable from officer	-	(2,000)	-
Prepaid expenses	(1,016)	4,785	(3,811)
Increase (decrease) in:
Bank overdraft payable	-	479	-
Accounts payable	3,315	4,102	54,964
Accrued expense	-	(15,000)	35,000
Accrued interest	10,799	1,259	20,490
Accrued payroll	70,100	30,500	175,100
Related party payable	(700)	-	16,205
Common stock to be issued	45,750	-	45,750
Net cash provided (used) by operating activities	(139,958)	(125,684)	(691,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(13,231)	(20,755)
Purchase of license	-	-	(45,000)
Purchase of patents	(595)	(1,250)	(16,378)
Purchase of option	-	(2,500)	-
Sale of asset	9,555	-	9,555
Net cash provided (used) by investing activities	8,960	(16,981)	(72,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash	88,500	122,650	666,510
Collection of subscriptions receivable	-	-	2,346
Proceeds from note payable	35,257	7,855	111,817
Repayment of note payable	(982)	-	(10,482)
Net cash provided by financing activities	122,775	130,505	770,191

Net increase (decrease) in cash and cash equivalents	(8,223)	(12,160)	6,593

Cash, beginning of period	14,816	12,160	-

Cash, end of period	$6,593	$-	$6,593

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$-	$1,122
Common stock issued for note payable & accrued interest	$84,000	$-	$84,000
Common stock issued for asset	$10,200	$-	$10,200
Common stock issued for officers & directors fees	$154,200	$-	$154,200

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2008.

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

At June 30, 2008 the Company had deferred tax assets calculated at an expected rate of 34% of approximately $627,800 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at June 30, 2008. The significant components of the deferred tax asset at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Net operating loss carryforward	$1,846,400	$955,000

Deferred tax asset	$627,800	$324,800
Deferred tax asset valuation allowance	(627,800)	(303,000)
Net deferred tax asset	$-	$-

At June 30, 2008, the Company has net operating loss carryforwards of approximately $1,846,400, which expire in the years 2026-2028. The change in the allowance account from December 31, 2007 to June 30, 2008 was $277,200.

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $1,846,441 as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

Depreciation and amortization expense for the period ended June 30, 2008 and December 31, 2007 was $1,379 and $2,342, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

The cost of the License was $95,000 in cash and $30,550 in common stock and warrants if paid by January 31, 2008, $40,550 in common stock and warrants if paid by March 31, 2008 and $50,550 in common stock and warrants if paid by May 31, 2008.  See Note 8.  The amount is being amortized over a period of 10 years. At June 30, 2008, accumulated amortization was $11,626.

NOTE 5 - COMMON STOCK AND WARRANTS

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

During the period ended June 30, 2008, the Company issued 675,000 shares of common stock for services valued at $407,000, 137,334 “units” for services valued at $136,569, 57,000 shares of common stock for the exercise of 57,000 warrants and cash of $28,500, 168,000 “units” for the payment of debt valued at $84,000, 20,400 “units” for the purchase of an asset valued at $10,200, 308,400 “units” for accrued payroll of $154,200, and 120,000 “units” for $60,000 in cash

NOTE 6 - COMMITMENTS

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors.

During the quarter ended March 31, 2008, the Company signed a consulting agreement with Eric Moe with terms of $3,000 per month beginning July 15, 2008 and 250,000 shares of the Company’s common stock, 125,000 of which were issued during the current quarter and the other 125,000 due September 2008. During the quarter ended June 30, 2008 this contract was rescinded.

Additionally, the Company signed a consulting agreement with Global Media Partners, the terms being 300,000 shares of the Company’s common stock, which was issued during the current quarter, and $25,000 in cash to be paid. $10,000 was paid in April 2008, and $15,000 to be invoiced and paid with in thirty days of receipt. These shares of common stock are deemed to be restricted securities.

During the quarter ended June 30, 2008 the company entered into a consulting agreement with Rocky Arnold with terms of $5,000 per month for a period of six months.

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

The Company issued a promissory note, for a total of $5,000 on January 24, 2008.  The note is due 30 days from the date of the note, with interest of $500.  If the note is not paid within 10 days of the due date a $100 penalty will be charged, and interest of 1% will begin to accrue on the principal and accrued interest.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, an officer and director of the Company advanced $100 to open up a bank account on behalf of the Company. As of June 30, 2008, the Company has reimbursed the officer for this cash advance.

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

NOTE 9 - SUBSEQUENT EVENTS

On July 1, 2008 the Company issued 100,000 restricted common shares and 100,000 stock purchase warrants exercisable at $.50 per share for a period of three years to The Johns Hopkins University Applied Physics Laboratory (JHU/APL) per Amendment #3 of the License Agreement between the Company and JHU/APL.

On July 1, 2008 the Company issued 10,000 restricted common shares, valued at $5000 to Rocky Arnold as part of the Consulting Agreement between him and the Company

The Board of Directors approved the engagement of Freedom Investors Corp., a FINRA member firm, as a Placement Agent for its subscription offering dated April 15, 2008 and filed an amended FORM D Notice of Sale with the SEC effective July 9, 2008.  The Company issued 25,000 restricted common shares for this engagement on July 2, 2008.  In addition Freedom shall receive (i) cash commissions in an amount equal to 10%, (ii) a cash non-accountable expense allowance equal to 3%, and (iii) common stock purchase warrants exercisable into the Company’s common stock, .001 par value, at $.40 per share for a period of two (2) years equal to 7%, in each case calculated based upon the aggregate purchase price paid for Units sold by Freedom.

Subsequent to June 30, 2008 100,000 “units” were issued for $50,000 in cash to accredited investors.

NOTE 10 - CORRECTION OF AN ERROR

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

The accompanying financial statements dated June 30, 2008, have also been restated to correct an error in the recognition of a license fee payable and license fee asset. The Company failed to recognize the license fee payable, the license fee asset and the amortization. Also, the Company failed to recognize an issuance of common stock for services. The effect of the restatement was to increase license fee payable by $10,000, increase license fee by $10,000 increase consulting expense by $61,000, increase common stock by $100, increase additional paid in capital by $60,900, and increase the net loss and accumulated deficit by $64,472.

The effect of the Company’s previously issued 2007 financial statements is summarized as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Financial Position (or Balance Sheet)
Other assets	60,218	71,513	131,731
Total assets	89,150	71,513	160,663
Current liabilities	285,306	80,000	365,306
Stockholders deficit	(196,156)	(118,852)	(315,008)
Total liabilities & Stockholders deficit	89,150	71,513	160,663

Results of Operations
Depreciation & Amortization Expense	4,215	8,487	12,702
Net Loss	(387,985)	(8,487)	(396,472)
Net Loss Per Share	(0.07)	-	(0.07)

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

The effect of the Company’s previously issued June 30, 2008 financial statements is summarized as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Financial Position (or Balance Sheet)
Other assets	59,952	84,902	144,854
Total assets	80,298	84,902	165,200
Current liabilities	210,644	99,999	310,643
Stockholders deficit	(130,346)	(15,097)	(145,443)
Total liabilities & Stockholders deficit	80,298	84,902	165,200

Results of Operations
Depreciation & Amortization Expense	1,127	3,472	4,599
Net Loss	(272,935)	(64,472)	(337,407)
Net Loss Per Share	(0.04)	(0.01)	(0.05)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend" and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.  Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

▪	dependence on commercialization of our Molecularly Imprinted Polymer (MIP) technology;

▪	our ability to continue as a “going concern”;

▪	our need and ability to raise sufficient additional capital;

▪	ineffective internal operational and financial control systems;

▪	our ability to hire and retain specialized and key personnel;

▪	Ineffective financial accounting controls and procedures which resulted in the correction of an error;

▪	dependence on our ability to purchase Float Concentrate at a discount of its gold value in the marketplace;

▪	our limited operating history and continued losses;

▪	restrictions contained in our outstanding convertible notes;

▪	rapid technological change;

▪	uncertainty of intellectual property protection;

▪	potential infringement on the intellectual property rights of others;

▪	factors affecting our common stock as a “penny stock;”

▪	extreme price fluctuations in our common stock;

▪	price decreases due to future sales of our common stock;

▪	general economic and market conditions;

▪	future shareholder dilution; and

▪	absence of dividends.

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

In the period ending June 30, 2008 our current liabilities decreased $54,663 to $310,643 from $365,306, our accumulated deficit increased $882,270 from $964,171 to $1,846,441 and, our stockholders deficit decreased $59,200 from $204,643 to $145,443 from the year ended December 31, 2007. The decrease in current liabilities, increase of accumulated deficit, and decrease of stockholders deficit was primarily caused by the issuance of 675,000 shares of common stock for services valued at $407,000, 137,334 “units” (described below) for services valued at $136,569, 57,000 shares of common stock for the exercise of 57,000 warrants and cash of $28,500, 168,000 “units” for the payment of debt valued at $84,000, 20,400 “units” for the purchase of an asset valued at $10,200, 308,400 “units” for accrued payroll of $154,200, and 120,000 “units” for $60,000 in cash. These items also contributed to operating expenses increasing $640,082 from $229,334 in the period ended June 30, 2007 to $869,426 for the period ended June 30, 2008.

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

Correction of an Error in the previously filed 10-Q for the period ending June 30, 2008.

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2007, relating to entity-level controls, the financial closing and reporting process, and segregation of duties, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were ineffective.

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

The accompanying financial statements dated June 30, 2008, have been restated to correct an error in the recognition of a license fee payable and license fee asset, The Company failed to recognize the license fee payable, the license fee asset and the amortization. Also, the Company failed to recognize an issuance of common stock for services. The effect of the restatement was to increase license fee payable by $10,000, increase license fee by $10,000 increase consulting expense by $61,000, increase common stock by $100, increase additional paid in capital by $60,900, and increase the net loss and accumulated deficit by $64,472.

The effect of the Company’s previously issued 2007 financial statements is summarized as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Financial Position (or Balance Sheet)
Other assets	60,218	71,513	131,731
Total assets	89,150	71,513	160,663
Current liabilities	285,306	80,000	365,306
Stockholders deficit	(196,156)	(118,852)	(315,008)
Total liabilities & Stockholders deficit	89,150	71,513	160,663

Results of Operations
Depreciation & Amortization Expense	4,215	8,487	12,702
Net Loss	(387,985)	(8,487)	(396,472)
Net Loss Per Share	(0.07)	-	(0.07)

The effect of the Company’s previously issued June 30, 2008 financial statements is summarized as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Financial Position (or Balance Sheet)
Other assets	59,952	84,902	144,854
Total assets	80,298	84,902	165,200
Current liabilities	210,644	99,999	310,643
Stockholders deficit	(130,346)	(15,097)	(145,443)
Total liabilities & Stockholders deficit	80,298	84,902	165,200

Results of Operations
Depreciation & Amortization Expense	1,127	3,472	4,599
Net Loss	(272,935)	(64,472)	(337,407)
Net Loss Per Share	(0.04)	(0.01)	(0.05)

Item 6. Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIP Solutions, Inc.
Dated: June 3, 2009	/s/ Jeff Lamberson	/s/ Gary MacDonald
	Jeff Lamberson Principal Accounting Officer	Gary MacDonald Chief Executive Officer