Form 10-Q/A
period 2008-09-30
MIPSolutions, Inc.
filed 2009-06-03
CIK 1394872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDED FORM 10-Q

For Period ended September 30, 2008 - Restated

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

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(restated)
	restated
ASSETS

CURRENT ASSETS
Cash	$18,178	$14,816
Prepaid expenses	551	2,795
Total Current Assets	18,729	17,611

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	9,037	11,321

OTHER ASSETS
License	145,550	125,550
Patent	24,293	16,905
Accumulated amortization	(22,690)	10,724
Total Other Assets	147,153	153,179

TOTAL ASSETS	$174,919	$182,111

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$57,540	$51,650
Accrued expense	35,000	35,000
Accrued interest	13,290	9,691
Accrued payroll	44,805	105,000
Note payable	57,500	67,060
Note payable - related party	16,205	16,905
License fee payable	-	80,000
Common stock to be issued	31,875	-
Total Current Liabilities	256,215	365,306

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 50,000,000 shares authorized, 7,958,434 and 5,887,800 shares issued and outstanding, respectively	7,959	5,888
Additional paid-in capital	1,941,356	753,640
Subscription receivable	-	-
Deficit accumulated during the development stage	(2,030,611)	(964,171)
Total Stockholders' Deficit	(81,296)	(204,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$174,919	$160,663

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	From December 19,
	September 30,	September 30,	September 30,	September 30,	2005 (Inception) to
	2008	2007	2008	2007	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)		(restated)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	53,707	1,500	718,557	16,676	918,902
Depreciation and amortization	4,848	1,702	14,032	4,093	18,816
General and administrative	36,322	16,673	87,462	39,180	155,229
Professional fees	15,509	12,834	58,867	28,543	283,432
Research and development	6,718	393	12,436	5,199	167,347
Officers and directors fees	45,000	45,000	135,000	210,000	390,000
Option fee	-	-	2,500	-	5,000
Travel and meals	11,544	345	14,554	4,361	41,330
TOTAL OPERATING EXPENSES	173,648	78,447	1,043,408	308,052	1,980,056

LOSS FROM OPERATIONS	(173,648)	(78,447)	(1,043,408)	(308,052)	(1,980,056)

OTHER INCOME (EXPENSE)
Interest expense	(10,102)	(1,244)	(22,301)	(2,739)	(34,449)
Loss on disposition of assets	(86)	-	(731)	-	(7,619)
TOTAL OTHER INCOME	(10,188)	(1,244)	(23,032)	(2,739)	(42,068)

LOSS BEFORE TAXES	(183,836)	(79,691)	(1,066,440)	(310,791)	(2,022,124)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(183,836)	$(79,691)	$(1,066,440)	$(310,791)	$(2,022,124)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.15)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	7,860,267	5,857,800	7,047,304	5,830,689

The accompanying condensed notes are an integral part of these interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended	From December 19, 2005 (Inception) to 'September 30, 2008
	September 30,	September 30
	2008	2007
	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,066,440)	$(310,791)	$(2,022,124)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	14,032	4,093	18,816
Loss on disposition of assets	731	-	7,619
Common stock and warrants issued for services	680,816	75,000	855,816
Common stock issued for payables	50,000	2,500	52,500
Decrease (increase) in:
Refund receivable	-	1,139	-
Prepaid expenses	2,244	4,785	(551)
Increase (decrease) in:
License fee payable	(80,000)		-
Accounts payable	8,388	21,898	60,037
Accrued expense	-	(15,000)	35,000
Accrued interest	17,129	2,188	26,820
Accrued payroll	94,005	75,500	199,005
Related party payable	(700)	-	16,205
Common stock to be issued	31,875	-	31,875
Net cash provided (used) by operating activities	(247,920)	(138,688)	(718,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	405	(13,231)	(20,350)
Purchase of license	(20,000)	-	(145,000)
Purchase of patents	(7,388)	(3,711)	(23,171)
Purchase of option	-	(2,500)	-
Sale of asset	9,555	-	9,555
Net cash provided (used) by investing activities	(17,428)	(19,442)	(178,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees	208,070	122,650	786,080
Collection of subscriptions receivable	-	-	2,346
Proceeds from note payable	87,957	23,324	164,517
Repayment of note payable	(27,317)	-	(36,817)
Net cash provided by financing activities	268,710	145,974	916,126

Net increase (decrease) in cash and cash equivalents	3,362	(12,156)	18,178

Cash, beginning of period	14,816	12,160	-

Cash, end of period	$18,178	$4	$18,178

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$-	$1,122
Common stock issued for note payable & accrued interest	$84,000	$	$84,000
Common stock issued for asset	$10,200	$	$10,200
Common stock issued for officers & directors fees	$154,200	$	$154,200

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

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes the cost over the service period. In 2004, the Company adopted the changes to SFAS No. 123 as prescribed by SFAS No. 123(R). See Note 13.

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

At September 30, 2008 the Company had deferred tax assets calculated at an expected rate of 34% of approximately $687,500 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at September 30, 2008. The significant components of the deferred tax asset at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Net operating loss carryforward	$2,022,100	$955,000

Deferred tax asset	$687,500	$324,800
Deferred tax asset valuation allowance	(687,500)	(324,800)
Net deferred tax asset	$-	$-

At September 30, 2008, the Company has net operating loss carryforwards of approximately $2,022,100, which expire in the years 2026-2028. The change in the allowance account from December 31, 2007 to September 30, 2008 was $362,700.

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $2,022,124 as of September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

The cost of the License was $95,000 in cash and $30,550 in common stock and warrants if paid by January 31, 2008, $40,550 in common stock and warrants if paid by March 31, 2008 and $50,550 in common stock and warrants if paid by May 31, 2008.  See Note 8.  The amount is being amortized over a period of 10 years. At September 30, 2008, accumulated amortization was $19,070.

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

During the period ended September 30, 2008, the Company issued 892,500 shares of common stock for services valued at $530,626, 132,334 “units” for services valued at $130,819, 67,000 shares of common stock for the exercise of 67,000 warrants and cash of $33,500, 168,000 “units” for the payment of debt valued at $84,000, 20,400 “units” for the purchase of an asset valued at $10,200, 308,400 “units” for accrued payroll of $154,200, 100,000 “units” for a license agreement valued at $50,000, 100,000 warrants issued for services valued at $19,371, and 382,000 “units” for $191,000 in cash

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 - STOCK OPTION PLAN

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

NOTE 7 - COMMITMENTS

During the period ended June 30, 2008, the Company and JHU/APL signed Amendment #4 to the License Agreement between the parties regarding the minimum Research and Development commitment. The Company will contract with JHU/APL with the initial funding being no less than $175,000; provided that this is the first project of a five (5) year program to be funded at a minimum of $400,000 total over the five (5) years.  For any and each subsequent year after the first anniversary of the EFFECTIVE DATE during which COMPANY does not pay a minimum of $50,000 towards research projects at JHU/APL, COMPANY shall pay JHU/APL, as a buyout provision, a cash payment as follows: 2007 - $5,000 (this payment shall be due on the effective date of this Amendment NO. 4); and for each of the four years comprising 2008 – 2011 - $18,750 per year wherein each $18,750 payment represents 25% of the balance of the credit applied towards the License Execution Fee ($100,000) in lieu of the Minimum R&D commitment for research dollars spent at JHU/APL ($100,000 credit - $25,000 satisfied with initial R&D commitment = $75,000 remaining credit/4 years = $18,750 per year.) These buyout cash payments will be paid at the conclusion of the year that is partially or not funded by COMPANY but the total of these buyout cash payments will in no event exceed a total of $75,000

The Company signed a consulting agreement with Global Media Partners, the terms being 300,000 shares of the Company’s common stock, which was issued during the quarter ended June 30, 2008, and $25,000 in cash to be paid. $10,000 was paid in April 2008, and $15,000 to be invoiced and paid with in thirty days of receipt. As of September 30, 2008, this contract expired without the $15,000 being earned or invoiced by the consultant.   These shares of common stock are deemed to be restricted securities.

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

NOTE 8 - NOTES PAYABLE

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

NOTE 9 - RELATED PARTY TRANSACTIONS

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

 NOTE 10 - SUBSEQUENT EVENTS

On October 1, 2008 the Company issued 12,500 restricted common shares, valued at $5000 to Rocky Arnold pursuant to his Employment Agreement.

On October 9, 2008 the Company Promissory Note holders converted $48,332 of notes and accrued interest into 96,664 “units”.

On October 13, 2008 Amendment #5 with The Johns Hopkins University Applied Physics Laboratory (“JHU/APL”) was fully executed between the Company and JHU/APL.  This Amendment changed the Terms and Conditions of the License Agreement between the two parties relating to the first commercial sale deadline and minimum royalty payments.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Also on October 13, the Company entered into a consulting agreement with terms of $5,000 per month for a period of six months, and 50,000 shares of common stock valued at $19,500.  The stock will be held by the Company until the completion of the contract and be rescinded if Mr., Lakeman resigns or terminates the contract prior to the end of the six month term.

On October 15, 2008 the company issued 7,858 restricted common shares valued at $3064.52, prorated for 13 days for the month of October to Russ Lakeman as part of his Consulting Agreement.

On October 28, 2008 the Company issued 30,000 “units” to an attorney for services.

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

The effect of the Company’s previously issued 2007 financial statements is summarized as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Financial Position (or Balance Sheet)
Other assets	60,218	71,513	131,731
Total assets	89,150	71,513	160,663
Current liabilities	285,306	80,000	365,306
Stockholders deficit	(196,156)	(118,852)	(315,008)
Total liabilities & Stockholders deficit	89,150	71,513	160,663

Results of Operations
Depreciation & Amortization Expense	4,215	8,487	12,702
Net Loss	(387,985)	(8,487)	(396,472)
Net Loss Per Share	(0.07)	-	(0.07)

The effect of the Company’s previously issued September 30, 2008 financial statements is summarized as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Financial Position (or Balance Sheet)
Other assets	166,223	(19,070)	147,153
Total assets	193,989	(19,070)	174,919
Current liabilities	258,245	(2,030)	256,215
Stockholders deficit	(64,256)	(17,040)	(81,296)
Total liabilities & Stockholders deficit	193,989	(19,070)	174,919

Results of Operations
Depreciation & Amortization Expense	1,209	3,639	4,848
Net Loss	(179,727)	(4,109)	(183,836)
Net Loss Per Share	(0)	-	(0)

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

In the period ending September 30, 2008 our current liabilities decreased $97,656 to $267,650 from $365,306, our accumulated deficit increased $1,208,522 from $964,171 to $2,172,693 and, our stockholders deficit decreased $94,900 from $204,643 to $110,243 from the year ended December 31, 2007. The decrease in current liabilities, increase of accumulated deficit, and decrease of stockholders deficit was primarily caused by the issuance of 892,500 shares of common stock for services valued at $530,626, 132,334 “units” for services valued at $130,819, 67,000 shares of common stock for the exercise of 67,000 warrants and cash of $33,500, 168,000 “units” for the payment of debt valued at $84,000, 20,400 “units” for the purchase of an asset valued at $10,200, 308,400 “units” for accrued payroll of $154,200, 100,000 “units” for a license agreement valued at $50,000, 100,000 warrants issued for services valued at $19,371, and 382,000 “units” for $191,000 in cash. These items also contributed to operating expenses increasing $876,655 from $308,052 in the period ended December 31, 2007 to $1,184,707 for the period ended September 30, 2008.

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

Correction of an Error in the previously filed 10-Q for the period ending September 30, 2008

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

The effect of the Company’s previously issued 2007 financial statements is summarized as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Financial Position (or Balance Sheet)
Other assets	60,218	71,513	131,731
Total assets	89,150	71,513	160,663
Current liabilities	285,306	80,000	365,306
Stockholders deficit	(196,156)	(118,852)	(315,008)
Total liabilities & Stockholders deficit	89,150	71,513	160,663

Results of Operations
Depreciation & Amortization Expense	4,215	8,487	12,702
Net Loss	(387,985)	(8,487)	(396,472)
Net Loss Per Share	(0.07)	-	(0.07)

The effect of the Company’s previously issued September 30, 2008 financial statements is summarized as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Financial Position (or Balance Sheet)
Other assets	166,223	(19,070)	147,153
Total assets	193,989	(19,070)	174,919
Current liabilities	258,245	(2,030)	256,215
Stockholders deficit	(64,256)	(17,040)	(81,296)
Total liabilities & Stockholders deficit	193,989	(19,070)	174,919

Results of Operations
Depreciation & Amortization Expense	1,209	3,639	4,848
Net Loss	(179,727)	(4,109)	(183,836)
Net Loss Per Share	(0)	-	(0)

MANAGEMENT CHANGES

On September 1, 2008, Rocky Richard Arnold, PhD, accepted the positions of President and CEO of the Company. On September 9, 2008 Dr. Arnold was voted onto the Board of Directors.

On August 31, 2008, Jeff Lamberson, resigned the position of President.

Details of this change in management can be found in the Company’s 8-K filing on September 2, 2008 along with all other 8-K filings at www.sec.gov ..

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