Form 10-Q
period 2009-06-30
MIPSolutions, Inc.
filed 2009-08-19
CIK 1394872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2009

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
Large accelerated filer  (   ) Accelerated filer   (  ) Non-accelerated filer (   ) (Do not check if a smaller reporting company) Smaller reporting company (X)

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 19,2009, the Registrant had 8,923,996 shares outstanding of its common stock.

SEC 1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$4,701	$58
Prepaid expenses	5,018	18
Total Current Assets	9,719	76

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	831	8,369

OTHER ASSETS
License	145,550	145,550
Patent	31,093	29,674
Accumulated amortization	(45,751)	(30,059)
Total Other Assets	130,892	145,165

TOTAL ASSETS	$141,442	$153,610

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$252,303	$76,793
Accrued expense	45,000	45,000
Accrued interest	4,154	2,223
Accrued payroll	100,633	60,124
Note payable	95,000	47,044
Note payable - related party	205	205
Buyout provision payable	18,750	-
Royalty payable	50,000	-
Total Current Liabilities	566,045	231,389

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 50,000,000 shares
authorized, 9,757,428, and 8,216,436 shares issued
and outstanding, respectively	9,695	8,153
Common stock to be issued, 62,500 shares	63	63
Additional paid-in capital	2,271,595	2,162,760
Deficit accumulated during the development stage	(2,705,956)	(2,248,755)
Total Stockholders' Deficit	(424,603)	(77,779)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$141,442	$153,610

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	From December 19, 2005 (Inception) to June 30, 2009
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	8,000	235,189	14,300	664,849	1,030,475
Depreciation and amortization	10,613	4,599	16,302	8,850	51,641
General and administrative	5,610	29,840	19,126	52,840	189,910
Professional fees	33,363	15,685	48,778	43,359	379,932
Research and development	7,093	1,483	11,042	4,019	181,012
Officers and directors fees	30,000	45,000	60,000	90,000	478,575
Option fee	-	-	-	2,500	5,000
Travel and meals	-	2,449	3,519	3,009	45,205
Royalty expense	-	-	100,000	-	100,000
Buyout provision expense	-	-	18,750	-	18,750
Lease termination expense	-	-	148,687	-	148,687
TOTAL OPERATING EXPENSES	94,679	334,245	440,504	869,426	2,629,187

LOSS FROM OPERATIONS	(94,679)	(334,245)	(440,504)	(869,426)	(2,629,187)

OTHER INCOME (EXPENSE)
Other income	40	-	87	-	187
Interest expense	(2,335)	(2,517)	(16,784)	(12,199)	(69,337)
Loss on disposition of assets	-	(645)	-	(645)	(7,619)
TOTAL OTHER INCOME	(2,295)	(3,162)	(16,697)	(12,844)	(76,769)

LOSS BEFORE TAXES	(96,974)	(337,407)	(457,201)	(882,270)	(2,705,956)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(96,974)	$(337,407)	$(457,201)	$(882,270)	$(2,705,956)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.05)	(0.05)	$(0.13)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	9,460,274	6,966,878	9,000,777	6,623,856

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	Six Months	Six Months
	Ended	Ended	From December 19, 2005 (Inception) to 'March 31, 2009
	June 30,	June 30,
	2009	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(457,201)	$(882,270)	$(2,705,956)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	16,302	8,850	51,641
Loss on disposition of assets	-	645	7,619
Stock issued for services	-	604,569	934,704
Stock issued for payables	-	-	1,087
Warrents issued for royalty payable	50,000		50,000
Common stock issued for payables	-		80,532
Decrease (increase) in:
Refund receivable	-	-	-
Receivable from officer	-	-	-
Prepaid expenses	(5,000)	(1,016)	(5,018)
Increase (decrease) in:
License fee payable	-	-	(80,000)
Accounts payable	182,440	3,315	259,232
Accrued expense	-	-	45,000
Accrued interest	2,307	10,799	30,380
Accrued payroll	40,509	70,100	255,066
Related party payable	-	(700)	16,205
Buyout provision payable	18,750	-	18,750
Royalty payable	50,000	-	50,000
Debt discount	11,956	-	11,956
Common stock to be issued	-	45,750	41,045
Net cash provided (used) by operating activities	(89,937)	(139,958)	(937,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(20,755)
Purchase of license	-	-	(65,000)
Purchase of patents	(1,420)	(595)	(29,972)
Sale of asset	-	9,555	9,960
Net cash used by financing activities	(1,420)	8,960	(105,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash	-	88,500	803,225
Proceeds from note payable	105,264	35,257	295,353
Repayment of note payable	(9,264)	(982)	(50,353)
Net cash provided by financing activities	96,000	122,775	1,048,225

Net increase in cash and cash equivalents	4,643	(8,223)	4,701

Cash, beginning of period	58	14,816	-

Cash, end of period	$4,701	$6,593	$4,701
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$-	$1,122
Common stock issued for asset	$-	$10,200	$60,200
Common stock issued for officers & directors fees	$-	$154,200	$154,200
Common stock issued for note and interest payable	$60,376	$84,000	$192,698
Equipment given for payment of accounts payable	$7,372	$-	$7,372

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1 – BASIS OF PRESENTATION

MIP Solutions, Inc, was incorporated on December 19, 2005 in the State of Nevada, and has been in the development stage since its formation

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

Recent Accounting Pronouncements
In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 167, “Amendments to FASB Interpretation No. 46(R)”. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This Statement amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.   It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities.   This Statement amends Interpretation 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Under Interpretation 46(R), a troubled debt restructuring as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

This Statement eliminates that exception. This Statement amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.   The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.   This Statement nullifies FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.   However, the content of the enhanced disclosures required by this Statement is generally consistent with that previously required by the FSP.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  It also clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. Additionally, it defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement. Also, this Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

In May, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 165, “Subsequent Events” (SFAS 165). 1. The objective of this Statement is to establish principles and requirements for subsequent events. In particular, this Statement sets forth:

a. The period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

b. The circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements.

c. The disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.

This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of Statement No. 165, the Company currently evaluates subsequent events through the date the financial statements are available to be issued

Income Taxes
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

At June 30, 2009 the Company had deferred tax assets calculated at an expected rate of 34% of approximately $920,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at June 30, 2009.  The significant components of the deferred tax asset at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
Net operating loss carryforward	$2,706,000	$2,248,800

Deferred tax asset	$920,000	$764,600
Deferred tax asset valuation allowance	(920,000)	(764,600)
Net deferred tax asset	-	$-

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

At June 30, 2009, the Company has net operating loss carryforwards of approximately $2,706,000, which expire in the years 2026-2028.  The change in the allowance account from December 31, 2008 to June 30, 2009 was $155,400.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $2,705,956 as of June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

	June 30, 2009	December 31, 2008
Office equipment	$1,779	$1,779
Lab Equipment	-	11,598
Total assets	1,779	13,377
Less accumulated depreciation	$(948)	(5,008)
	831	$8,369

Depreciation and amortization expense for the period ended June 30, 2009 and December 31, 2008 was $83 and $2,734, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

On March 11, 2009, the Company surrendered laboratory equipment and closed its laboratory at Research Park at the University of Utah campus, $11,598 in equipment cost and $4,671 in accumulated depreciation was removed from the balance sheet.  The book value of $6,837 was used to offset the liability owed to RPA of $148,687, See Note 5.

NOTE 4 – COMMON STOCK AND WARRANTS

Common Stock
The Company is authorized to issue 50,000,000 shares of common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the period ended June 30, 2009, the Company issued 100,000 shares of common stock for the exercise of 100,000 warrants for the payment of a royalty payable valued at $50,000, and 1,378,492 shares of common stock in payment of interest and note payable valued at $60,376.

NOTE 5 – COMMITMENTS

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

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

The Company signed a loan agreement with JHU/APL on July 1, 2008 to satisfy the cash requirements of Amendment #3 to the License Agreement between the Company and JHU/APL dated December 26, 2007.  Under the terms of the loan agreement the Company will make monthly payments as follows:

July 31, 2008	$10,000
August 31, 2008	$5,000
September 30, 2008	$5,000
October 31, 2008	$5,000
November 30, 3008	$5,000
December 31, 2008	$5,000
January 31, 2009	$5,000
February 28, 2009	$5,000
March 31, 2009	$5,000
April 30, 2009	$3,929	18

The last payment consists of a $2500 penalty fee and 8% per annum interest.

MIP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

The Company has not made payments on this note since October 2008, and is in default of this note in the amount of $30,000 as of June 30, 2009.

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

On March 1, 2009 the Company issued a $10,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. This note was converted into 202,845 shares of common stock as of June 30, 2009

On March 5, 2009 the Company issued a $40,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to a consultant.

On May 14, 2009 the Company issued two $25,000 Promissory Notes with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. One of these notes was converted into 501,117 shares of common stock as of June 30, 2009.

NOTE 7-SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through August 19, 2009, which is considered to be the issuance date. The following event was identified for disclosure:

On August 14,2009, MIPSolutions, Inc. signed a letter of intent to merge with HS, Inc., a privately held company that develops and installs large-scale network and security system installations for general construction projects, military bases and manufacturing facilities throughout the world.  The terms of the merger were not disclosed as they are not to be finalized until the due diligence process is complete.  At that time, terms will be disclosed and will be submitted for a vote by the board of directors and shareholders of both companies.

Subsequent to date of the financial statements, based on independent laboratory test results, is has become apparent that additional work with the MIP technology will be necessary to bring a product to market.

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

Executive Overview

The Company continues to need additional capital to fund the development of our Molecularly Imprinted Polymer (“MIP”) technology as well as cover our general and administrative expenses.

From the period ending December 31, 2008 to the period ending June 30, 2009 our current liabilities increased $344,656 to $566,045 from $231,389, our accumulated deficit increased $457,201 from $2,248,755 to $2,705,956 and, our stockholders deficit increased $346,824 from $77,779 to $424,603 from the year ended December 31, 2008.  The increase in current liabilities was due primarily to an increase of $175,510 in accounts payable, the addition of a royalty payable of $50,000 and the addition of $47,956 to Notes payable.  These factors in addition to the issuance of 674,530 common shares for the conversion of a promissory note were the primary cause of both the increase in the accumulated deficit and stockholders deficit.  A decrease in consulting expenses of $227,189 in the period ended June 30, 2009 offset by the aforementioned items resulted in operating expenses decreasing by $239,566 from $334,245 in the period ended June 30, 2008 to $94,679 for the period ended June 30, 2009.

As noted below under Part II, Item 2, the Company raised additional capital during the period ended June 30, 2009 by issuing convertible Promissory Notes to existing shareholders and a consultant to the Company by use of a Note approved by the Board of Directors on February 27, 2009.  The Company will need to raise additional capital through the further use of these Notes, seek a partner/merger, or begin another round of fund raising within the next 45 days to continue to execute its current business plan to optimize shareholder value.  General and administrative expenses have decreased substantially but outstanding accounts due continues to increase.  Should the company be unable to continue to raise sufficient capital then it is unlikely that will be able to continue as a going concern unless it is able to borrow additional capital from shareholders, Note holders or financial institutions which is highly unlikely.

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2008, relating to entity-level controls, the financial closing and reporting process, and segregation of duties, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were ineffective.

Changes in Internal Controls.

There have been no material changes in internal control over financial reporting during the period ended June 30, 2009.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2009 the Company issued $103,500 worth of Promissory Notes convertible into 2,070,000 shares of common stock (.001 par value) at $.05 per share at the Note holders discretion for both principal and interest of which 703,962 have been converted.  In addition, the Company issued 100,000 shares of common stock (.001 par value) on January 12, 2009 to JHU/APL for warrants held as part of Amendment number 5 executed on October 13, 2008 of the License Agreement between the parties and on March 12, 2009 the Company issued 674,530 common shares to a shareholder for the conversion of a Promissory Note dated November 25, 2008.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

MANAGEMENT ROLES AND RESPONSIBILITIES

On January 9, 2009 the Company held a Board of Directors meeting where the roles and responsibilities of Jeff Lamberson and Gary MacDonald, who were voted President and CEO respectively on December 18, 2008, were approved.  At this meeting Jeff Lamberson was established as the Principal Accounting Officer of the Company.

Details of this change in management can be found in the Company’s 8-K filing on December 22, 2008 along with all other 8-K filings at www.sec.gov .

On January  28, 2009 the Company held a board  meeting and approved to Secure up to an additional $100,000 in short term funding at 7% for a term of 18 months with a conversion feature at $.05 per share to be used for immediate working capital.

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

MIP Solutions, Inc.
Dated: August 19, 2009	/s/ Gary MacDonald	/s Jeff Lamberson
	Gary MacDonald Chief Executive Officer	Jeff Lamberson Principal Financial Officer