Form 10-Q
period 2009-09-30
MIPSolutions, Inc.
filed 2009-12-23
CIK 1394872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 333-141927

MIPSOLUTIONS, INC.

(Exact Name of Issuer as Specified in Its Charter)

Nevada	4941	20-4047619
State of Incorporation	Primary Standard Industrial	I.R.S. Employer
	Classification Code Number	Identification No.

2060 Stockman Circle

Folsom, CA 95630

916-673-6608

 (Address and Telephone Number of Issuer's Principal Executive Offices)

Laughlin Associates, Inc.

2533 N. Carson Street

Carson City, NV 89706

Telephone (775) 883-8484  ext 202

 (Name, Address, and Telephone Number of Agent for Service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   [   ]   No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  [   ]   No  [  X  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of December 21, 2009, the Registrant had 10,347,930 shares outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$279	$58
Prepaid expenses	18	18
Total Current Assets	297	76

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	747	8,369

OTHER ASSETS
License	-	145,550
Patent	-	29,674
Accumulated amortization	-	(30,059)
Total Other Assets	-	145,165
TOTAL ASSETS	$1,044	$153,610

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$269,462	$76,793
Accrued expense	45,000	45,000
Accrued interest	5,888	2,223
Accrued payroll	123,132	60,124
Note payable	95,000	47,044
Note payable - related party	205	205
Buyout provision payable	18,750	-
Royalty payable	50,000	-
Total Current Liabilities	607,437	231,389

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 50,000,000 shares
authorized, 10,977,428, and 8,216,436 shares issued
and outstanding, respectively	10,915	8,153
Common stock to be issued, 62,500 shares	63	63
Additional paid-in capital	2,361,375	2,162,760
Deficit accumulated during the development stage	(2,978,746)	(2,248,755)
Total Stockholders' Deficit	(606,393)	(77,779)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,044	$153,610

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	From Dec. 19, 2005 (Inception) to Sept. 30, 2009
	September 30,	September 30	September	September
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	97,500	53,707	111,800	718,557	1,127,975
Depreciation and amortization	5,246	4,848	21,549	14,032	56,888
General and administrative	1,425	36,322	20,551	87,462	191,335
Professional fees	4,136	15,509	52,913	58,867	384,067
Research and development	5,456	6,718	16,498	12,436	186,468
Officers and directors fees	30,000	45,000	90,000	135,000	508,575
Option fee	-	-	-	2,500	5,000
Travel and meals	-	11,544	3,519	14,554	45,205
Royalty expense	-	-	100,000	-	100,000
Buyout provision expense	-	-	18,750	-	18,750
Lease termination expense	-	-	148,687	-	148,687
TOTAL OPERATING EXPENSES	143,763	173,648	584,267	1,043,408	2,772,950

LOSS FROM OPERATIONS	(143,763)	(173,648)	(584,267)	(1,043,408)	(2,772,950)

OTHER INCOME (EXPENSE)
Other income	5	-	92	-	192
Interest expense	(3,301)	(10,102)	(20,085)	(22,301)	(72,638)
Loss on disposition of assets	-	(86)	-	(731)	(7,619)
Loss on impairment of assets	(125,731)	-	(125,731)	-	(125,731)
TOTAL OTHER INCOME	(129,027)	(10,188)	(145,724)	(23,032)	(205,796)

LOSS BEFORE TAXES	(272,790)	(183,836)	(729,991)	(1,066,440)	(2,978,746)
INCOME TAX EXPENSE	-	-	-	-	-
NET LOSS	$(272,790)	$(183,836)	$(729,991)	$(1,066,440)	$(2,978,746)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.03)	$(0.02)	(0.08)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	10,164,095	7,860,267	9,395,494	7,047,304

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	Nine Months	Nine Months
	Ended	Ended	From Dec. 19, 2005 (Inception) to Sept. 30, 2009
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(729,991)	$(1,066,440)	$(2,978,746)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	21,549	14,032	56,888
Loss on disposition of assets	-	731	7,619
Loss on impairment of assets	125,731		125,731
Stock issued for services	80,000	680,816	1,014,704
Stock issued for payables	-	50,000	1,087
Warrents issued for royalty payable	50,000		50,000
Common stock issued for payables	-		80,532
Decrease (increase) in:
Refund receivable	-	-	-
Receivable from officer	-	-	-
Prepaid expenses	-	2,244	(18)
Increase (decrease) in:
License fee payable	-	(80,000)	(80,000)
Accounts payable	200,550	8,388	277,342
Accrued expense	-	-	45,000
Accrued interest	4,088	17,129	32,161
Accrued payroll	63,008	94,005	277,565
Related party payable		(700)	16,205
Buyout provision payable	18,750	-	18,750
Royalty payable	50,000	-	50,000
Debt discount	11,956	-	11,956
Common stock to be issued	-	31,875	41,045
Net cash provided (used) by operating activities	(104,359)	(247,920)	(952,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	405	(20,755)
Purchase of license	-	(20,000)	(65,000)
Purchase of patents	(1,420)	(7,388)	(29,972)
Sale of asset	-	9,555	9,960
Net cash used by financing activities	(1,420)	(17,428)	(105,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash	-	208,070	803,225
Proceeds from note payable	115,264	87,957	305,353
Repayment of note payable	(9,264)	(27,317)	(50,353)
Net cash provided by financing activities	106,000	268,710	1,058,225

Net increase in cash and cash equivalents	221	3,362	279

Cash, beginning of period	58	14,816	-
Cash, end of period	$279	$18,178	$279

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	Nine Months	Nine Months
	Ended	Ended	From Dec. 19, 2005 (Inception) to Sept. 30, 2009
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)	(unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$-	$1,122
Common stock issued for asset	$-	$10,200	$60,200
Common stock issued for officers & directors fees	$-	$154,200	$154,200
Common stock issued for note and interest payable	$70,376	$84,000	$202,698
Equipment given for payment of accounts payable	$7,372	$-	$7,372

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in this Update are effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this Update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  The guidance provided in this Update is effective for the first reporting period beginning after issuance. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the requirements of ASC 105 in the third quarter of 2009; the adoption had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.

SFAS No. 167 has not yet been codified and in accordance with ASC 105 remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this Update will have no material effect on the Company’s financial condition or results of operations.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.

SFAS No. 166 has not yet been codified and in accordance with ASC 105 remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the deferred tax assets for the periods ended September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Net operating loss carryforward	$ 2,978,700	$ 2,248,800

Deferred tax asset	$ 1,012,800	$ 764,600
Deferred tax asset valuation allowance	(1,012,800)	(764,600)
Net deferred tax asset	$ -	$ -

At September 30, 2009, the Company has net operating loss carryforwards of approximately $2,978,700 which expire in the years 2026-2028.  The change in the allowance account from December 31, 2008 to September 30, 2009 was $248,200

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Use of Estimates

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $2,978,746 as of September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  However, the Company is currently pursuing other opportunities that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

An estimated $1 million is believed necessary to continue operations through the next fiscal year.  Management intends to seek additional capital from new equity securities offerings or to pursue merger partners, which will provide funds needed to increase liquidity, allow the Company to decrease debt and reverse the present deficit. Furthermore, management plans include negotiations to convert significant portions of existing debt into equity.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2009	December 31, 2008
Office equipment	$ 1,779	$ 1,779
Lab Equipment	-	11,598
Total assets	1,779	13,377
Less accumulated depreciation	(1,032)	(5,008)
	$ 747	$ 8,369

Depreciation and amortization expense for the period ended September 30, 2009 and December 31, 2008 was $252 and $2,734, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

During the period ended September 30, 2009, the Company issued 100,000 shares of common stock for the exercise of 100,000 warrants for the payment of a royalty payable valued at $50,000, and 1,598,492 shares of common stock in payment of interest and note payable valued at $60,376, and 1,000,000 shares for services valued at $80,000.

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

On March 11, 2009, the Company surrendered laboratory equipment and closed its laboratory at Research Park at the University of Utah campus.  A liability in the amount of $ 148,687 was recorded on the balance sheet. The Company will negotiate with RPA Management on any further obligation that may result from the termination of the Lease. See Note 3

On April 20, 2009, the Company entered into a consulting agreement with Edward Hunton, the Company’s former Treasurer and Corporate Secretary, to assist with the company filings and other regulatory matters at a cost of $4,000.

On May 18, 2009, the Company entered into a consulting agreement with Edward Hunton, the Company’s former Treasurer and Corporate Secretary, to assist with the company filings and other regulatory matters at a cost of $4,000.

On August 24, 2009, the Company entered into a consulting agreement with Peter Heumann to assist in identifying a potential acquisition at a cost of $5500.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

On September 24, 2009, the Company entered into a consulting agreement with Peter Heumann to act as interim CEO for a period of six months for $5000 per month plus expenses capped at $200, and 1,000,000 shares of stock, valued at $80,000.

NOTE 6 - NOTES PAYABLE

The Company signed a loan agreement with JHU/APL on July 1, 2008 to satisfy the cash requirements of Amendment #3 to the License Agreement between the Company and JHU/APL dated December 26, 2007.  Under the terms of the loan agreement the Company will make monthly payments as follows:

$
July 31, 2008	10,000
August 31, 2008	5,000
September 30, 2008	5,000
October 31, 2008	5,000
November 30, 3008	5,000
December 31, 2008	5,000
January 31, 2009	5,000
February 28, 2009	5,000
March 31, 2009	5,000
April 30, 2009	3,929.18

The last payment consists of a $2500 penalty fee and 8% per annum interest.

The Company has not made payments on this note since October 2008, and is in default of this note in the amount of $30,000 as of September 30, 2009.

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

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

On March 5, 2009 the Company issued a $40,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to a consultant.

On May 14, 2009 the Company issued two $25,000 Promissory Notes with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. One of these notes was converted into 501,117 shares of common stock as of June 30, 2009.

On June 30, 2009 the Company issued a $5,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder.

On August 28, 2009 the Company issued a $10,000 Promissory Note with interest in the amount of 20,000 shares of common stock and a conversion price of $.05 per share to an existing shareholder.  This note was converted into 200,000 shares of common stock as of September 30, 2009

NOTE 7 – IMPAIRMENT OF INTANGIBLES

During the period ended September 30, 2009, an outside lab found that the current formula of the Company’s product was not sufficient to commercialize the technology. As a result substantial doubt existed as to the Company’s ability to realize value from its intangibles.  The net effect of this write down was to record a loss on asset impairment of $125,731.

NOTE 8-SUBSEQUENT EVENTS

On November 19, 2009, the Company entered into a non-binding Letter of Intent with Chava Exploration, LLC, Texas limited liability company which is in the business of developing and exploiting oil and gas properties in the State of Texas, to acquire all of the issued and outstanding shares of the Company., such acquisition to be closed no later than January 1, 2010.

On December 7, 2009 the Company issued a $2,500 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder.

On December 16, 2009 the Company issued a $5,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder.

As of the date the financial statements were available to file, there were no additional recognizable or non recognizable subsequent events.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend" and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.  Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

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

Executive Overview

In August, 2009 we reported that after early attempts to begin the scale up process, it became apparent that additional development of the Molecularly Imprinted Polymer (“MIP”) technology will be necessary to bring a product to market.  Coupled with the resignation of our Chief Scientific Officer late 2008, the company has decided to pursue a joint venture or merger partner as its primary goal.  The Company needs additional capital to continue as a going concern and to fund the additional required development of the MIP technology as well as cover our general and administrative expenses.  The Company’s efforts with regard to joint venture and/or merger candidates have been reported on FORM 8K filed with the SEC on August 18, 2009 and November 24, 2009, are incorporated herein by reference, and can be found at www.sec.gov.   As a result of the setbacks realized with the MIP technology and our immediate need to either find a joint venture or merger partner and or to raise additional capital, there is substantial doubt as to the value of our intangible assets.  We have fully impaired our intangible assets and recorded a loss in the amount of $125,731 in the current quarter.

From the period ending December 31, 2008 to the period ending September 30, 2009 our current liabilities increased $376,048 to $607,437 from $231,389, our accumulated deficit increased $729,991 from $2,248,755 to $2,978,746 and, our stockholders deficit increased $528,614 from $77,779 to $606,393 from the year ended December 31, 2008.  The increase in current liabilities was due primarily to an increase of $192,669 in accounts payable, the addition of a royalty payable of $50,000 and the addition of $47,956 to Notes payable.  These factors in addition to the issuance of 874,530 common shares for the conversion of two promissory notes and the impairment of intangible assets mentioned above were the primary cause of both the increase in the accumulated deficit and stockholders deficit.  A decrease in consulting expenses of $43,793 in the period ended September 30, 2009 offset by the aforementioned items resulted in operating expenses decreasing by $29,924 from $173,648 in the period ended September 30, 2008 to $143,763 for the period ended September 30, 2009.

As noted below under Part II, Item 2, the Company raised additional capital during the period ended September 30, 2009 by issuing convertible Promissory Notes to existing shareholders and a consultant to the Company by use of a Note approved by the Board of Directors on February 27, 2009.  The Company will need to raise additional capital through the further use of these Notes, seek a partner/merger, or begin another round of fund raising within the next 45 days to continue to execute its current business plan to optimize shareholder value.  General and administrative expenses have decreased substantially but outstanding accounts due continues to increase.  Should the company be unable to raise sufficient capital or borrow additional capital from shareholders and/or Note holders then it is unlikely that will be able to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of December 31, 2008, relating to entity-level controls, the financial closing and reporting process, and segregation of duties, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were ineffective.

Changes in Internal Controls.

There have been no material changes in internal control over financial reporting during the period ended September 30, 2009.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings pending against us, and, to the knowledge of management, there was one material legal proceeding threatened by the Company’s former President, CEO and CFO, Michael T. Pieniazek. Details of the threatened litigation are contained and in the Company’s SB-2 Filing dated September 28, 2008 which can be found at www.sec.gov.

Item 1A.  Risk Factors

Not applicable to a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2009 the Company issued $115,500 worth of Promissory Notes convertible into 2,070,000 shares of common stock (.001 par value) at $.05 per share at the Note holders discretion for both principal and interest of which 903,962 have been converted.  In addition, the Company issued 100,000 shares of common stock (.001 par value) on January 12, 2009 to JHU/APL for warrants held as part of Amendment number 5 executed on October 13, 2008 of the License Agreement between the parties and on March 12, 2009 the Company issued 674,530 common shares to a shareholder for the conversion of a Promissory Note dated November 25, 2008.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

MANAGEMENT ROLES AND RESPONSIBILITIES

On January 9, 2009 the Company held a Board of Directors meeting where the roles and responsibilities of Jeff Lamberson and Gary MacDonald, who were voted President and CEO respectively on December 18, 2008, were approved.  At this meeting Jeff Lamberson was established as the Principal Accounting Officer of the Company.  Details of this change in management can be found in the Company’s 8-K filing on December 22, 2008 along with all other 8-K filings at www.sec.gov.

On January 28, 2009 the Company held a board meeting and approved to secure up to an additional $100,000 in short term funding at 7% for a term of 18 months with a conversion feature at $.05 per share to be used for immediate working capital.

With respect to the Form 8-K filed on August 18, 2009 that resulted from the signing of the letter of intent to merge with HS, Inc., a privately held company that develops and installs large-scale network and security system installations, final terms could not be agreed upon and merger negotiations broke down.  As a result the Company sought and found a new partner/merger candidate that was reported on Form 8-K filed on November 24, 2009. Negotiations of final terms are still underway.

The Company plans to hold an annual meeting of shareholders in the first quarter of 2010 where new Officers and Directors will be elected.  Shareholders are allowed to nominate Officers and Directors by sending the name and contact information for any Nominee to the Company’s address listed on the cover page of this document no later than January 15, 2010.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer, Gary MacDonald

31.2	Section 302 Certification of Principal Financial Officer, Jeff Lamberson

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, Gary MacDonald

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, Jeff Lamberson

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIP Solutions, Inc.

Registrant

Dated: December 23, 2009	/s/ Gary MacDonald	/s/ Jeff Lamberson
	Gary MacDonald Chief Executive Officer	Jeff Lamberson Principal Financial Officer