Form 10-K
period 2009-12-31
MIPSolutions, Inc.
filed 2010-04-15
CIK 1394872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2009.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission File Number:  333-146052

MIPSolutions, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	20-4047619
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

26421 Hwy 395 N.  Kettle Falls, WA 99141

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (509) 685-1181

Laughlin Associates, Inc.

2533 N. Carson Street

Carson City, NV 89706

Telephone (775) 883-8484  ext 202

 (Name, Address, and Telephone Number of Agent for Service)

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the Registrant if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.   Yes ☐     No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The Company had no revenues in 2009.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $554,995 based the average bid and asked price of $.055 on December 31, 2009.

As of April 12, 2009, the Registrant had 12,709,721 shares outstanding of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-Q filed December 23, 2009 with the Securities and Exchange Commission (“SEC”)for the period ending September 30, 2009.

Form 8-K filed with the SEC November 24, 2009 with the SEC.

Form 10-Q filed with the SEC August 19, 2009 with the SEC for the period ending June 30, 2009.

Form 8-K filed with the SEC August 18, 2009 with the SEC.

Forms 10-Q/A filed with the SEC June 30, 2009 for the periods ending March 31, 2008, June, 30, 2008, and September, 30 2008.

Form 10-Q filed with the SEC May 20, 2009 for the period ending March 31, 2009.

Form 8K/A filed with the SEC May 19, 2009.

Form 10-K filed with the SEC May 15, 2009

MIPSolutions, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2009

PART I

3

ITEM 1.  Business

4

ITEM 1A.  Risk Factors

4

ITEM 1 B.  Unresolved Staff Comments

6

ITEM 2.  Properties

6

ITEM 3.  Legal Proceedings

6

ITEM 4.  Reserved

6

PART II

7

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

7

ITEM 6.  Selected Financial Data

8

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

8

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

10

ITEM 8. Financial Statements and Supplementary Data

11

AUDIT REPORT

11

BALANCE SHEETS

12

STATEMENTS OF OPERATIONS

13

STATEMENT OF STOCKHOLDERS' DEFICIT

14

STATEMENTS OF CASH FLOWS

22

NOTES TO THE FINANCIAL STATEMENTS

23

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

30

ITEM 9A.  Controls and Procedures (Item 9a (T)

30

ITEM 9B.  Other Information

31

PART III

31

ITEM 10.  Directors, Executive Officers and Corporate Governance

31

ITEM 11.  Executive Compensation

33

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

35

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

35

ITEM 14.   Principal Accountants Fees and Services

35

PART IV

36

ITEM 15.  Exhibits

36

SIGNATURES

37

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report, including, among others, the following risk factors discussed more fully in Item 1A hereof:

•

dependence on commercialization of our Molecularly Imprinted Polymer (MIP) technology;

•

our ability to continue as a “going concern”

•

our need and ability to raise sufficient additional capital;

•

ineffective internal operational and financial control systems;

•

our ability to hire and retain specialized and key personnel;

•

dependence on our ability to purchase Float Concentrate at a discount of its gold value in the marketplace;

•

our limited operating history and continued losses;

•

restrictions contained in our outstanding convertible notes;

•

rapid technological change;

•

uncertainty of intellectual property protection;

•

potential infringement on the intellectual property rights of others;

•

factors affecting our common stock as a “penny stock;”

•

extreme price fluctuations in our common stock;

•

price decreases due to future sales of our common stock;

•

general economic and market conditions;

•

future shareholder dilution; and

•

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

ITEM 1.  Business

MIP Solutions, Inc. (“The Company”) is a Development Stage Nevada corporation organized on December 19, 2005 that was developing molecular imprinting technology that it licensed from the Johns Hopkins Applied Physics Laboratory (JHU/APL) in January 2006 as described in the Company’s 2007 FORM 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 and FORM SB-2 filed with the Securities and Exchange Commission, effective October 3, 2007.  Both filings can be found at www.sec.org and are incorporated into this document by reference.   The License Agreement with JHU/APL was in default on December 31, 2009 and the Company was notified verbally on April 13, 2010 that the License Agreement was terminated for non-performance.

The Company’s principal place of business is located at 26421 Hwy 395 N.  Kettle Falls, WA 99141.

Currently the Company lacks the necessary funds to proceed with its business operations over the next twelve months. As of December 31, 2009 the Company had no available cash.  In the next twelve months the Company plans to raise additional capital through at least one Private Placement Offering of equity or debt securities to secure additional financing.  There can be no guarantee or assurance the Company will be able to sell any of the securities.  The Company’s business development will likely fail if it is unable to raise proceeds through the sale of securities. If the Company is unsuccessful in raising adequate funds through the sale of its securities it would be forced to rely on obtaining loans from financial institutions or shareholders, of which both are highly unlikely to appoint any proceeds to the Company. The inability of the Company to secure such loans or obtain adequate financing would result in business failure and any investment made into the Company would be lost in its entirety.  An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  As such the following explanations should be considered forward-looking statements.

In addition to pursuing opportunities related to our MIP Technology, the Company will pursue merger opportunities.

Setbacks to MIP Technology

The Company’s Molecularly Imprinted Polymer (MIP) technology described on FORM SB-2 effective October 3, 2007 which is incorporated into this document by reference underwent third party laboratory verification in 2009 as reported on FORM 8-K filed on August 18, 2009; which is also incorporated herein; proved to be less then commercially viable.  As a result all efforts to pursue this technology have been placed on hold.

Intellectual Property Ownership and Protection

The Company has a License Agreement with JHU/APL outlined in the Company’s 2007 10-KSB and FORM SB-2 Effective October 3, 2007 which are incorporated into this document by reference the Company has specific rights to patents that protect its intellectual property position.  The License Agreement with JHU/APL was in default on December 31, 2009 and the Company was notified verbally on April 13, 2010 that the License Agreement was terminated for non-performance.

In January 2009, the Company was granted a patent (number 7,476,316) entitled “MOLECULARLY IMPRINTED PLOYMERS (MIPS) FOR THE SELECTIVE REMOVAL OF INORGANIC CONTAMINANTS FROM LIQUIDS”, for creating a cationic molecularly imprinted polymer bead that can bind inorganic target compounds.

Employees

The Company had no employees as of December 31, 2009.

ITEM 1A.  Risk Factors

The financial statements enclosed herein contain a going concern footnote which indicates that the auditors for the Company are concerned that the Company may not have the resources to continue.

If the Company is unable to raise additional capital or take other corporate measures including the proposed reverse merger, or such as the successful sale of its technology (separate from that licensed from JHU/APL), the Company’s ability to continue as a going concern is in jeopardy.

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

There may more effective technology which would limit the Company’s ability to market its technology.

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

The Company had to restate its Financial Statements for the periods ending December 31, 2007 through June 30, 2008 due to an error in the accounting of amounts due with regard to its License Agreement with JHU/APL

Matters relating to the restatement were included in the Company’s Form 10-K filed with the SEC on May 15, 2009 and the Amended 2008 10-Qs filed with the SEC on June 3, 2009.

The Company’s License Agreement with JHU/APL  has been terminated due to non performance.

The License Agreement with JHU/APL was in default on December 31, 2009 and the Company was notified verbally on April 13, 2010 that the License Agreement was terminated for non-performance.  The loss of the technology rights which were covered under the License Agreement will likely have a detrimental impact to the Company.

The Company’s intellectual property and other proprietary rights are valuable and any inability to protect them could adversely affect the Company’s projected business and future operations.

The Company’s ability to compete effectively is dependent upon its ability to protect and preserve the intellectual property and other proprietary rights and materials owned, licensed or otherwise used by the Company. The license agreement with the Johns Hopkins Laboratory, which has been terminated by JHU/APL due to non-compliance with the terms of the Agreement, included two issued patents and two pending patents. The Company cannot assure an investor that the patent applications will result in an issued patent, and failure to secure rights under the patent application may limit the Company’s ability to protect the intellectual property rights that the application was intended to cover. The Company cannot assure an investor that its intellectual property may not be infringed upon or its trade secrets misappropriated. The Company may not have adequate remedies available for any such infringement or other unauthorized use. In addition, the Company may itself become subject to claims against it which require payment of damages or limitation of the Company’s ability to use certain intellectual property or other proprietary rights found to be in violation of a third party’s rights. Regardless of outcome, any litigation, whether commenced by the Company or third parties, could be protracted and costly and would result in increased expenses.

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

ITEM 1 B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

The Company does not hold an interest in any properties.

ITEM 3.  Legal Proceedings

There are no legal proceedings pending against the Company to the knowledge of management.

ITEM 4.  Reserved

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Value

The Company’s Common Stock is traded on the OTC Bulletin Board (OTC:BB) under the trading symbol "MSOL".  The following table sets forth, the opening, high, low and closing prices of its Common Stock on or about the ending period of each of the four quarters of 2009.  The prices quoted may or may not reflect actual trades on that day but are based on inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

2008	Open	High	Low	Close
First Quarter	.72	.80	.72	.80
Second Quarter	.60	.50	.60	.55
Third Quarter	.45	.45	.40	.40
Fourth Quarter	.10	.10	.10	.10

2009
First Quarter	.08	.09	.08	.08
Second Quarter	.16	.16	.11	.11
Third Quarter	.08	.08	.08	.08
Fourth Quarter	.07	.07	.06	.06

Description of Securities

The Company currently has authorized 50,000,000 common shares $0.001 par value.  The Company’s outstanding common shares consisted of 11,929,721 issued and outstanding shares as of December 31, 2009 and the Company had approximately 165 shareholders of record.

Outstanding Warrants

At December 31, 2009 there were 1,331,744 warrants outstanding exercisable at a price of $0.50 which expire between February 2010 and October 2011.  Additionally, there were 85,911 warrants outstanding exercisable at $0.20 which expire in November 2011.

Dividends

The Company has never paid or declared any cash dividends.  Future payment of dividends, if any, will be at the discretion of our board of directors and will depend, among other criteria, upon our earnings, capital requirements, and financial condition as well as other relative factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company made no purchases of equity securities during 2009.

Recent Sales of Unregistered Securities

The Company relied on Section 4(2) of the Securities Act of 1933 and or Rule 501 of Regulation D as the basis for an exemption from registration for the following issuances.

Common Stock

During the year ended December 30, 2008, the Company issued 950,834 shares of common stock for services valued at $555,126; 165,000 “units” for services valued at $178,748; 67,000 shares of common stock for the exercise of 67,000 warrants and cash of $33,500; 264,644 “units” for the payment of debt valued at $132,322; 20,400 “units” for the purchase of an asset valued at $10,200; 308,400 “units” for accrued payroll of $154,200; 100,000 “units” for a license agreement valued at $50,000; 30,000 units for accounts payable valued at $15,000; 40,358 units for accrued expenses of $13,065; 100,000 warrants issued for services valued at $19,371, and 382,000 “units” for $191,000 in cash. Each unit consists of one share of common stock and one common share purchase warrant, the warrants entitle the holder to purchase, at a price of $0.50, one common share for a period of three years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: risk free interest rate of 5%; expected life of 3 years; expected volatility of 111%; no dividends expected to be paid.

During the year ended December 31, 2009, the Company issued 100,000 shares of common stock for the exercise of 100,000 warrants for the payment of a royalty payable valued at $50,000, and 1,768,492 shares of common stock in payment of interest and note payable valued at $79,879; 1,000,000 shares for services valued at $80,000; 500,000 shares of common stock in payment of accrued salaries valued at $50,000 and 344,793 shares of common stock in payment of accounts payable valued at $34,480.  At December 31, 2009 there were 1,331,744 warrants outstanding exercisable at a price of $0.50 which expire between February 2010 and October 2011.  Additionally, there were 85,911 warrants outstanding exercisable at $0.20 which expire in November 2011.

Additionally, the Company abandoned its stock option plan in 2009 as a result in lack of operations and limited managerial staff.

ITEM 6.  Selected Financial Data

Not applicable due to status as a small reporting company.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements audited by BehlerMick PS an independent registered public accounting firm and related notes that are included elsewhere in this report.  This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of  various factors, including those set forth under the caption “Risk Factors” or in other parts of this report.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

In the notes to the audited consolidated financial statements for the year ended December 31, 2009 included in this Form 10-K, the Company identifies those accounting policies that are considered to be significant in determining the results of operations and our financial position.

Executive Overview

Currently the Company lacks the necessary funds to proceed with its business operations over the next twelve months. As of December 31, 2009 the Company had no available cash.  The Company must raise additional capital through a Private Placement Offering of equity or debt securities or merge with another Company or it will have to cease operations

The License Agreement with JHU/APL was in default on December 31, 2009 and the Company was notified verbally on April 13, 2010 that the License Agreement was terminated for non-performance.

As reported on FORM 8-K filed on August 18, 2009 our MIP technology proved to be less than commercially viable.  As a result all efforts to pursue this technology have been placed on hold.  In addition to pursuing opportunities related to our MIP Technology, the Company will pursue merger opportunities.

Results of Operations for the Years Ended December 31, 2009 and December 31, 2008

Net Sales

The Company is a Development Stage company and has no revenue.

Net Loss

The Company had a net loss of $624,114 for the year ended December 31, 2009 compared to a net loss of $1,284,548 for the year ended December 31, 2008. The decrease was primarily due to a decrease in consulting expenses, and a decrease in research and development expenses.

Operating Expenses

The Company incurred total operating expenses of $626,417 for the year ended December 31, 2009 compared to total operating expenses of $1,243,548 for the year ended December 31, 2008.

Research and development expenses decreased primarily due to lack of funding for additional research being performed with JHU/APL and the lack of funds necessary to further research at the Laboratory leased at Research Park on the University Utah campus as no research was performed in 2009.

Consulting expenses decreased $691,530 from $815,830 to $124,300 primarily due to consulting contracts that were not renewed.

Professional fees decreased $55,358 from $107,144 to $51,786 primarily as a result of the lower attorney fees.

License Fees decreased primarily as a result of non-payments to JHU/APL which resulted in the termination of the License Agreement.

The Company’s general and administrative expenses decreased $81,273 from $102,462 for the year ended December 31, 2008 to $21,189 for the year ended December 31, 2009.  The decrease resulted principally from the limited executive staff.

Interest Expense

The Company recorded a decrease in interest expense of $16,700 from interest of $40,405 in 2008 to $23,705 in 2009.  This interest was primarily due to accrued interest on Promissory Notes which the Company issued to fund operations.

Contractual Obligations

The following table summarizes the Company’s approximate contractual obligations as of December 31, 2009:

	Payments Due
	One Year	Years Two and Three	Years Four and Five Years	After Five Years		Total
Long-term debt obligations	$0	$106,485.62	$0		$0	$0
Capital lease obligations
Operating lease obligations	$0	$0	$0	$		$0
Purchase obligations
Other obligations including accrued Interest	$162,846.03
Total contractual obligations	$162,846.03	106,485.62

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

At December 31, 2009, the Company had no cash, total current assets of $18, total current liabilities of $449,262 and total stockholders' deficit of $448,582 compared to current liabilities of $272,434 and total stockholders' deficit of $448,582 for the period ending December 31, 2008.

The Company’s audited financial statements for the year ended December 31, 2009 contain a “going concern” qualification.  As discussed in Note 2 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

The Company experienced negative cash flow used in operations during the fiscal year ended December 31, 2009 of $121,021 compared to negative cash flow used in operations for the year ended December 31, 2008 of $297,229.

Other transactions affecting our cash flow during the year included:

▪

On March 5, 2009 the Company issued a $40,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to a consultant.

▪

On May 14, 2009 the Company issued two $25,000 Promissory Notes with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. One of these notes was converted into 501,117 shares of common stock as of June 30, 2009.

▪

On June 30, 2009 the Company issued a $5,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder.

▪

On August 28, 2009 the Company issued a $10,000 Promissory Note with interest in the amount of 20,000 shares of common stock and a conversion price of $.05 per share to an existing shareholder.  This note was converted into 200,000 shares of common stock as of September 30, 2009.

▪

On December 24, 2009 the Company issued a $7,500 Promissory Note with interest in the amount of $1,000 and a conversion price of $.05 per share to an existing shareholder.  This note was converted into 170,000 shares of common stock as of December 31, 2009.

▪

During the year ended December 31, 2009, the Company issued 100,000 shares of common stock for the exercise of 100,000 warrants for the payment of a royalty payable valued at $50,000, and 1,768,492 shares of common stock in payment of interest and note payable valued at $79,879, 1,000,000 shares for services valued at $80,000, 500,000 shares of common stock in payment of accrued salaries valued at $50,000 and 344,793 shares of common stock in payment of accounts payable valued at $34,480.

To date, the Company has met its working capital needs through funds received from sales of our common stock and borrowings in the form of promissory notes described above.  Until operations become profitable, the Company must continue to sell equity or find another source of operating capital. If consummated the reverse merger mentioned in the subsequent events section of this 10-K, and filed on Form 8-K with the Securities and Exchange Commission on April 14, 2010, may assist the Company in obtaining more favorable financing terms. However, there can be no assurance that the Company will be able to obtain adequate working capital or additional financing at all or on terms favorable to it.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This provides amendments to Subtopic 855-10 concerning when a company is required to evaluate subsequent events.  The amendments in this Update are effective upon final issuance.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, that require new disclosures and clarify existing disclosures. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2010.

ITEM 7A.   Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

AUDIT REPORT

To the Board of Directors and Stockholders

MIPSolutions, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of MIPSolutions, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from December 19, 2005 (Inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIPSolutions, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from December 19, 2005 (Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial operating losses since inception and has limited cash resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

BehlerMick PS

Spokane, Washington

April 14, 2010

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$-	$58
Prepaid expenses	18	18
Total Current Assets	18	76

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	662	8,369

OTHER ASSETS
License	-	145,550
Patent	-	29,674
Accumulated amortization	-	(30,059)
Total Other Assets	-	145,165

TOTAL ASSETS	680	$153,610

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$89,062	$76,793
Accrued expense	45,000	45,000
Accrued interest	4,074	2,223
Accrued payroll	89,189	60,124
Note payable	102,883	47,044
Note payable - related party	28,009	205
Royalty payable	50,000	-
Common stock to be issued	41,045	41,045
Total Current Liabilities	449,262	272,434

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 11,929,721 and 8,216,436 shares issued
and outstanding, respectively	11,930	8,216
Additional paid-in capital	2,412,357	2,121,715
Deficit accumulated during the development stage	(2,872,869)	(2,248,755)
Total Stockholders' Deficit	(448,582)	(118,824)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$680	$153,610

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From December 19, 2005 (Inception) to December 31, 2009
	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	124,300	815,830	1,140,475
Depreciation and amortization	21,633	22,068	56,972
General and administrative	21,189	102,462	191,973
Professional fees	51,786	107,144	382,940
Research and development	16,498	15,059	186,468
Officers and directors fees	120,000	163,575	538,575
Option fee	-	2,500	5,000
Travel and meals	3,574	14,910	45,260
Royalty expense	100,000	-	100,000
Lease termination expense	148,687		148,687
Buyout provision payable	18,750		18,750
TOTAL OPERATING EXPENSES	626,417	1,243,548	2,815,100

LOSS FROM OPERATIONS	(626,417)	(1,243,548)	(2,815,100)

OTHER INCOME (EXPENSE)
Other income	92	100	192
Interest expense	(23,705)	(40,405)	(76,258)
Loss on disposition of assets	-	(731)	(7,619)
Loss on impairment of assets	(125,731)	-	(125,731)
Forgiveness of debt	151,647		151,647
TOTAL OTHER INCOME	2,303	(41,036)	(57,769)

LOSS BEFORE TAXES	(624,114)	(1,284,584)	(2,872,869)

INCOME TAX EXPENSE	-	-

NET LOSS	$(624,114)	$(1,284,584)	$(2,872,869)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.06)	$(0.18)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	9,737,615	7,275,087

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
				Additional			Total
		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Date	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 19, 2005 (Inception)		-	$-	$-	$-	$-	$-

Common stock issued as founder's shares
at par for patents,	1/10/2006	1,122,000	1,122				1,122

Common stock issued as founder's shares
for subscription receivable at par	1/10/2006	3,468,000	3,468		(3,468)		-

Balance, December 31, 2005		4,590,000	4,590		(3,468)		1,122

Common stock issued for license agreement
fee at par.	1/10/2006	550,000	550	-			550

Common stock issued for additional
founders at par.	1/10/2006	360,000	360	-			360

Common stock issued for services
at $0.50 per share	6/1/2006	100,000	100	49,900			50,000

Common stock issued for services
at $0.50 per share	11/14/2006	100,000	100	49,900			50,000

Common stock and warrants issued for	2/14/2006	60,000	60	29940			30,000
cash at $0.50 per share

Common stock and warrants issued for	2/28/2006	100,000	100	49,900			50,000
cash at $0.50 per share

Common stock and warrants issued for	3/22/2006	10,000	10	4,990			5,000
cash at $0.50 per share

Common stock and warrants issued for	4/6/2006	52,000	52	25,948			26,000
cash at $0.50 per share

Common stock and warrants issued for	4/7/2008	20,000	20	9,980			10,000
cash at $0.50 per share

Common stock and warrants issued for	4/10/2006	40,000	40	19,960			20,000
cash at $0.50 per share

Common stock and warrants issued for	4/18/2006	40,000	40	19,960			20,000
cash at $0.50 per share

Common stock and warrants issued for	4/26/2006	20,000	20	9,980			10,000
cash at $0.50 per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
				Additional			Total
		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Date	Shares	Amount	Capital	Receivable	Deficit	Deficit
Common stock and warrants issued for	5/1/2006	8,000	8	3,992			4,000
cash at $0.50 per share

Common stock and warrants issued for	5/9/2006	20,000	20	9,980			10,000
cash at $0.50 per share

Common stock and warrants issued for	5/12/2006	4,000	4	1,996			2,000
cash at $0.50 per share

Common stock and warrants issued for	5/26/2006	20,000	20	9,980			10,000
cash at $0.50 per share

Common stock and warrants issued for	7/5/2006	8,000	8	3,992			4,000
cash at $0.50 per share

Common stock and warrants issued for	7/17/2006	40,000	40	19,960			20,000
cash at $0.50 per share

Common stock and warrants issued for	7/24/2006	50,000	50	24,950			25,000
cash at $0.50 per share

Common stock and warrants issued for	8/23/2006	22,000	22	10,978			11,000
cash at $0.50 per share

Common stock and warrants issued for	8/24/2006	8,000	8	3,992			4,000
cash at $0.50 per share

Common stock and warrants issued for	8/29/2006	5,000	5	2,495			2,500
cash at $0.50 per share

Common stock and warrants issued for	9/1/2006	6,000	6	2,994			3,000
cash at $0.50 per share

Common stock and warrants issued for	9/5/2006	30,000	30	14,970			15,000
cash at $0.50 per share

Common stock and warrants issued for	9/14/2006	10,000	10	4,990			5,000
cash at $0.50 per share

Common stock and warrants issued for	9/19/2006	25,000	25	12,475			12,500
cash at $0.50 per share

Common stock and warrants issued for	9/21/2006	6,000	6	2,994			3,000
cash at $0.50 per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
				Additional			Total
		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Date	Shares	Amount	Capital	Receivable	Deficit	Deficit
Common stock and warrants issued for	9/22/2006	30,000	30	14,970			15,000
cash at $0.50 per share

Common stock and warrants issued for	9/26/2006	26,000	26	12,974			13,000
cash at $0.50 per share

Common stock and warrants issued for	10/17/2006	2,000	2	998			1,000
cash at $0.50 per share

Common stock and warrants issued for	10/20/2006	4,000	4	1,996			2,000
cash at $0.50 per share

Common stock and warrants issued for	10/24/2006	20,000	20	9,980			10,000
cash at $0.50 per share

Common stock and warrants issued for	12/11/2006	70,000	70	34,930			35,000
cash at $0.50 per share

Common stock and warrants issued for	12/15/2006	50,000	50	24,950			25,000
cash at $0.50 per share

Common stock and warrants issued for	12/21/2006	54,000	54	26,946			27,000
cash at $0.50 per share

Common stock and warrants issued for	12/29/2006	20,000	20	9,980			10,000
cash at $0.50 per share

Cancelled founder's shares		(1,122,500)	(1,122)	-	1,122

Subscriptions received		-	-	-	2,346		2,346

Net loss for the year ended
December 31, 2006		-	-	-		(567,699)	(567,699)

Balance, December 31, 2006		5,457,500	$5,458	$538,920	$-	$(567,699)	$(23,321)

Common stock and warrants issued for payables	2/18/2007	5,000	5	2,495			2,500
ar $0.50 per share

Common stock issued for services	1/1/2007	150,000	150	74,850			75,000
at $0.50 per share

Common stock and warrants issued for	1/22/2007	4,300	4	2,146			2,150
cash at $0.50 per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
				Additional			Total
		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Date	Shares	Amount	Capital	Receivable	Deficit	Deficit
Common stock and warrants issued for	1/24/2007	25,000	25	12,475			12,500
cash at $0.50 per share

Common stock and warrants issued for	1/30/2007	42,000	42	20,958			21,000
cash at $0.50 per share

Common stock and warrants issued for	2/1/2007	20,000	20	9,980			10,000
cash at $0.50 per share

Common stock and warrants issued for	2/9/2007	20,000	20	9,980			10,000
cash at $0.50 per share

Common stock and warrants issued for	2/12/2007	50,000	50	24,950			25,000
cash at $0.50 per share

Common stock and warrants issued for	2/15/2007	9,000	9	4,491			4,500
cash at $0.50 per share

Common stock and warrants issued for	2/17/2007	10,000	10	4,990			5,000
cash at $0.50 per share

Common stock and warrants issued for	3/1/2007	5,000	5	2,495			2,500
cash at $0.50 per share

Common stock and warrants issued for	3/6/2007	5,000	5	2,495			2,500
cash at $0.50 per share

Common stock and warrants issued for	3/9/2007	45,000	45	22,455			22,500
cash at $0.50 per share

Common stock and warrants issued for	3/26/2007	10,000	10	4,990			5,000
cash at $0.50 per share

Common stock issued for exercise of warrants	11/1/2007	5,000	5	2,495			2,500
ar $0.50 per share

Common stock issued for exercise of warrants	11/30/2007	25,000	25	12,475			12,500

Net loss for the year ended
December 31, 2007		-	-	-	-	(396,472)	(396,472)

Balance, December 31, 2007 (restated)		5,887,800	$5,888	$753,640	$-	$(964,171)	$(204,643)

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
				Additional			Total
		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Date	Shares	Amount	Capital	Receivable	Deficit	Deficit
Common stock issued for services
at $0.50 per share	1/29/2008	200,000	200	99,800			100,000

Common stock issued for services
at $0.50 per share	2/8/2008	50,000	50	24,950			25,000

Common stock issued for exercise of warrants
ar $0.50 per share	3/3/2008	30,000	30	14,970			15,000

Common stock issued for services	3/14/2008	125,000	125	74,875			75,000
at $0.60 per share

Common stock issued for services	3/27/2008	300,000	300	206,700			207,000
at $0.69 per share

Common stock issued for exercise of warrants	3/31/2008	25,000	25	12,475			12,500
ar $0.50 per share

Exercise of warrants at $0.50	4/21/2008	2,000	2	998			1,000

Common stock and warrants issued for note
payable at $0.50 per share	4/23/2008	46,000	46	22,954			23,000

Common stock and warrants issued for services	4/25/2008	5,000	5	2,495			2,500
at $0.50 per share

Common stock and warrants issued for cash	5/2/2008	40,000	40	19,960			20,000
at $0.50 per share

Common stock and warrants issued for services	5/5/2008	24,000	24	11,976			12,000
at $0.50 per share

Common stock and warrants issued for	5/6/2008	100,000	100	49,900			50,000
note payable at $0.50 per share

Common stock and warrants issued for	5/27/2008	22,000	22	10,978			11,000
note payable at $0.50 per share

Common stock and 200,000 detached warrants issued	6/4/2008	75,000	75	133,673			133,748
for services at $0.61 per share

Common stock issued for services at $0.61	6/4/2008	100,000	100	60,900			61,000
per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
				Additional			Total
		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Date	Shares	Amount	Capital	Receivable	Deficit	Deficit
Common stock issued for services	6/5/2008	8,334	8	4,992			5,000
at $0.60 per share

Common stock and warrants issued for cash	6/6/2008	20,000	20	9,980			10,000
at $0.50 per share

Common stock and warrants issued for assets	6/11/2008	20,400	20	10,180			10,200
at $0.50 per share

Common stock and warrants issued for accrued	6/13/2008	308,400	308	153,892			154,200
payroll at $0.50 per share

Common stock and warrants issued for cash	6/19/2008	10,000	10	4,990			5,000
at $0.50 per share

Common stock and warrants issued for cash	6/23/2008	50,000	50	24,950			25,000
at $0.50 per share

Common stock issued for services at $0.63	6/30/2008	25,000	25	15,725			15,750
per share

Common stock and warrants issued for cash	7/1/2008	20,000	20	9,980			10,000
at $0.50 per share

Common stock and warrants issued for license	7/1/2008	100,000	100	49,900			50,000
fee at $0.50 per share

Common stock issued for services at $0.50	7/1/2008	10,000	10	4,990			5,000
per share

Common stock and warrants issued for cash	7/15/2008	40,000	40	19,960			20,000
at $0.50 per share

Common stock and warrants issued for cash	7/16/2008	10,000	10	4,990			5,000
at $0.50 per share

Common stock and warrants issued for cash	7/17/2008	50,000	50	24,950			25,000
at $0.50 per share

Common stock and warrants issued for cash	7/22/2008	20,000	20	9,980			10,000
at $0.50 per share

Common stock issued for services at $0.50	8/1/2008	10,000	10	4,990			5,000
per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
				Additional			Total
		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Date	Shares	Amount	Capital	Receivable	Deficit	Deficit
Common stock issued for exercise of warrants	8/3/2008	10,000	10	4,990			5,000
at $0.50 per share

Warrants issued for services	8/4/2008			35,000			35,000

Common stock issued for services at $0.51	8/5/2008	62,500	63	31,813			31,876
per share

Common stock and warrants issued for cash	8/6/2008	22,000	22	10,978			11,000
at $0.50 per share

Common stock and warrants issued for services	8/6/2008	20,000	20	9,980			10,000
at $0.50 per share

Common stock and warrants issued for cash	8/15/2008	50,000	50	24,950			25,000
at $0.50 per share

Common stock issued for services at $0.50	9/1/2008	10,000	10	4,990			5,000
per share

Common stock and warrants issued for cash	9/10/2008	25,000	25	12,475			12,500
at $0.50 per share

Common stock and warrants issued for cash	9/22/2008	25,000	25	12,475			12,500
at $0.50 per share

Issue costs				(26,351)			(26,351)

Common stock issued for accrued expense	10/1/2008	12,500	12	4,988			5,000
at $0.40 per share

Common stock and warrants issued for note payable	10/9/2008	11,808	12	5,892			5,904
and accrued interest at $0.50 per shares

Common stock issued for note payable and accrued	10/9/2008	84,836	84	42,334			42,418
interest at $0.50 per share

Common stock issued for consulting at $0.39 per share	10/13/2009	50,000	50	19,450			19,500

Common stock issued for accrued expense at	10/15/2009	7,858	8	3,057			3,065
$0.39 per share

Common stock and warrants issued for consulting	10/23/2008	24,000	24	11,976			12,000
at $0.50 per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
				Additional			Total
		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Date	Shares	Amount	Capital	Receivable	Deficit	Deficit
Common stock and warrants issued for accounts	10/28/2008	30,000	30	14,970			15,000
payable at $0.50 per share

Common stock and warrants issued for consulting	10/29/2008	17,000	17	8,483			8,500
at $0.50 per share

Common stock issued for accrued expense	11/1/2008	20,000	20	4,980			5,000
at $.25 per share

Warrants issued for interest on note payable	11/18/2008	-	-	15,549			15,549

Discount on debt	11/18/2008			13,043			13,043

Net loss for the year ended
December 31, 2008		-	-	-	-	(1,284,584)	(1,284,584)

Balance, December 31, 2008		8,216,436	$8,216	$2,121,715	$-	$(2,248,755)	$(118,824)

Common stock issued for conversion of warrants	1/12/2009	100,000	100	49900			50,000

Common stock issued for note and interest payable at
$0.0376 per share	3/12/2009	674,530	675	24465			25,140

Common stock issued for note and interest payable at
$0.05 per share	5/25/2009	501,117	501	24,566			25,067

Common stock issued for note and interest payable at
$0.05 per share	6/4/2009	202,845	203	9966			10,169

Common stock issued for note and interest payable at
$0.05 per share	9/10/2009	220,000	220	10780			11,000

Common stock issued for services at $0.08 per share	9/24/2009	1,000,000	1,000	79000			80,000

Common stock issued for accrued payroll at $0.10	10/1/2009	500,000	500	49500			50,000

Common stock issued for note and interest payable at
$0.05 per share	12/24/2009	170,000	170	8330			8,500

Common stock issued for accounts payable at
$0.10 per share	12/31/2009	344,793	345	34135			34,480

Net loss for the year ended
December 31, 2009		-	-	-	-	(624,114)	(624,114)
Balance, December 31, 2009		11,929,721	$11,930	$2,412,357	$-	$(2,872,869)	$(448,582)

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
		Year Ended		Year Ended		From December 19, 2005 (Inception) to December 31, 2009
		December 31,		December 31,
		2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(624,114)		$(1,284,584)		$(2,872,869)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization		21,633		22,068		56,972
Loss on disposition of assets		-		731		7,619
Loss on impairment of assets		125,731				125,731
Common stock and warrants issued for services		80,000		759,704		1,014,704
Interest expense for beneficial conversion feature		-		1,087		1,087
Common stock issued for payables		50,000		78,032		130,532
Forgiveness of debt		(151,647)				(151,647)
Decrease (increase) in:
Prepaid expenses		-		2,777		(18)
Increase (decrease) in:						-
License fee payable		-		(80,000)		(80,000)
Accounts payable		206,277		25,143		283,069
Accrued expense		-		10,000		45,000
Accrued interest		2,274		17,911		30,347
Accrued payroll		79,065		109,557		293,622
Related party payable		27,804		(700)		44,009
Royalty payable		50,000				50,000
Debt discount		11,956				11,956
Common stock to be issued		-		41,045		41,045
Net cash provided (used) by operating activities		(121,021)		(297,229)		(968,841)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		-		-		(20,755)
Purchase of license		-		(20,000)		(65,000)
Purchase of patents		(1,420)		(12,769)		(29,972)
Sale of asset		-		9,960		9,960
Net cash provided (used) by investing activities		(1,420)		(22,809)		(105,767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees		-		207,320		787,676
Warrants issued for financing expense		-		15,549		15,549
Proceeds from note payable		131,647		114,000		321,736
Repayment of note payable		(9,264)		(31,589)		(50,353)
Net cash provided by financing activities		122,383		305,280		1,074,608
Net increase (decrease) in cash and cash equivalents		(58)		(14,758)		(0)
Cash, beginning of period		58		14,816		-
Cash, end of period		$(0)		$58		$(0)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$-		$-		$-
Income taxes paid		$-		$-		$-
NON-CASH TRANSACTIONS:
Equipment issued for accounts payable		$7,372.00	$		$
Common stock issued for license		$-		$-		$550
Common stock issued for patent		$-		$-		$1,122
Common stock issued for note payable & accrued interest		$79,876		$132,322		$212,198
Common stock issued for asset	$			$60,200		$60,200
Common stock issued for officers & directors fees		$50,000		$154,200		$204,200
Common stock issued for accounts payable		$34,480	$			$34,480

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – DESCRIPTION OF BUSINESS

MIP Solutions, Inc, was incorporated on December 19, 2005 in the State of Nevada, and has been in the development stage since its formation.

The principal business of the Company is the development of Molecularly Imprinted Polymers (“MIPs”) for various commercial applications including the removal of targeted molecules from water. The Company has various patents and had a license agreement with The Johns Hopkins University Applied Physics Laboratory (JHU/APL) and is currently developing applications for the removal of arsenic from drinking water and for the extraction of precious metals from various mining operations. The Company’s year end is December 31.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 2,489,819 and 2,539,819 warrants outstanding at December 31, 2009 and 2008, respectively; they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.

Observable inputs such as quoted prices in active markets;

Level 2.

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.

Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2009 and 2008.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Significant components of the deferred tax assets for the periods ended September 30, 2009 and December 31, 2008 are as follows:

	December 31, 2009	December 31, 2008
Net operating loss carryforward	$2,872,900	$2,248,800

Deferred tax asset	$976,800	$764,600
Deferred tax asset valuation allowance	(976,800)	(764,600)
Net deferred tax asset	$-	$-

At December 31, 2009, the Company has net operating loss carryforwards of approximately $2,872,900 which expire in the years 2026-2029. The change in the allowance account from December 31, 2008 to December 31, 2009 was $212,200.  The Company is no longer subject to US Federal or State income tax examination by tax authorities for years prior to 2006.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $2,872,869 as of December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This provides amendments to Subtopic 855-10 concerning when a company is required to evaluate subsequent events.  The amendments in this Update are effective upon final issuance.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, that require new disclosures and clarify existing disclosures. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2010.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five years. The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2009	December 31, 2008
Office equipment	$ 1,779	$ 1,779
Lab Equipment	-	11,598
Total assets	1,779	13,377
Less accumulated depreciation	(1,117)	(5,008)
	$ 662	$ 8,369

Depreciation expense for the years ended December 31, 2009 and December 31, 2008 was $780 and $3,592, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

On March 11, 2009, the Company surrendered laboratory equipment and closed its laboratory at Research Park at the University of Utah campus, $11,598 in equipment cost and $4,671 in accumulated depreciation was removed from the balance sheet.  The book value of $6,837 was used to offset the liability owed to RPA of $148,687, See Note 5.

NOTE 4 – LICENSE AGREEMENT

During the year ended December 31, 2006 the Company signed an exclusive license agreement with Johns Hopkins University/Applied Physics Laboratory (herein after “JHU/APL”) to commercially develop, manufacture, use and distribute products and process embodying JHU/APL Intellectual Property within the field of drinking water safety, wastewater treatment, and water based mining operations using filtration, treatment, reclamation, and extraction processes throughout the world.

The cost of the License was $95,000 in cash and $50,550 in common stock and warrants if paid by May 31, 2008.  See Note 8.  The amount is being amortized over a period of 10 years. At December 31, 2008, accumulated amortization was $30,059.

During the year ended December 31, 2009 substantial doubt existed as to the Company’s ability to realize value from its intangibles as a result the license agreement was written down to zero. See Notes 10 and 11.

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

DECEMBER 31, 2009

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

During the year ended December 31, 2009 substantial doubt existed as to the Company’s ability to realize value from its intangibles.  As a result the license agreement was written down to zero. See Note 10.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 6 - COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the year ended December 30, 2008, the Company issued 950,834 shares of common stock for services valued at $555,126; 165,000 “units” for services valued at $178,748; 67,000 shares of common stock for the exercise of 67,000 warrants and cash of $33,500; 264,644 “units” for the payment of debt valued at $132,322; 20,400 “units” for the purchase of an asset valued at $10,200; 308,400 “units” for accrued payroll of $154,200; 100,000 “units” for a license agreement valued at $50,000; 30,000 units for accounts payable valued at $15,000; 40,358 units for accrued expenses of $13,065; 100,000 warrants issued for services valued at $19,371, and 382,000 “units” for $191,000 in cash. Each unit consists of one share of common stock and one common share purchase warrant, the warrants entitle the holder to purchase, at a price of $0.50, one common share for a period of three years. The fair value of the warrants was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the warrants: risk free interest rate of 5%; expected life of 3 years; expected volatility of 111%; no dividends expected to be paid.

During the year ended December 31, 2009, the Company issued 100,000 shares of common stock for the exercise of 100,000 warrants for the payment of a royalty payable valued at $50,000, and 1,768,492 shares of common stock in payment of interest and note payable valued at $79,879; 1,000,000 shares for services valued at $80,000; 500,000 shares of common stock in payment of accrued salaries valued at $50,000 and 344,793 shares of common stock in payment of accounts payable valued at $34,480.  At December 31, 2009 there were 1,331,744 warrants outstanding exercisable at a price of $0.50 which expire between February 2010 and October 2011.  Additionally, there were 85,911 warrants outstanding exercisable at $0.20 which expire in November 2011.

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

NOTE 8 – COMMITMENTS

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors.

On October 13, 2008 the Company entered into a consulting agreement with Russ Lakeman for consulting services, with terms of $5,000 per month for a period of six months, and 50,000 shares of common stock valued at $19,500.  The stock will be held by the Company until the completion of the contract and be rescinded if Mr, Lakeman resigns or terminates the contract prior to the end of the six month term.  This contract was terminated on December 3, 2008, and $5,000 remains owing at December 31, 2009.

On March 17, 2009, the Company entered into a consulting agreement with William R. Wilson to develop mining prospects in Nevada, Colorado and Utah for $2,500 per month plus expenses.

On March 11, 2009, the Company surrendered laboratory equipment and closed its laboratory at Research Park at the University of Utah campus.  A liability in the amount of $148,687 was recorded on the balance sheet. The Company settled this note as of December 31, 2009, 246,902 shares of common stock were issued to Research Park valued at $24,690 and the remaining amount of $130,938 was recorded as Forgiveness of Debt on the Statement of Operations.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

On April 20, 2009, the Company entered into a consulting agreement with Edward Hunton, the Company’s former Treasurer and Corporate Secretary, to assist with the company filings and other regulatory matters at a cost of $4,000.  This amount is still outstanding as of December 31, 2009.

On May 18, 2009, the Company entered into a consulting agreement with Edward Hunton, the Company’s former Treasurer and Corporate Secretary, to assist with the company filings and other regulatory matters at a cost of $4,000. This amount is still outstanding as of December 31, 2009.

On August 24, 2009, the Company entered into a consulting agreement with Peter Heumann to assist in identifying a potential acquisition at a cost of $5500.

On September 24, 2009, the Company entered into a consulting agreement with Peter Heumann to act as interim CEO for a period of six months for $5000 per month plus expenses capped at $200, and 1,000,000 shares of stock, valued at $80,000.

NOTE 9 - NOTES PAYABLE

The Company signed a loan agreement with JHU/APL on July 1, 2008 to satisfy the cash requirements of Amendment #3 to the License Agreement between the Company and JHU/APL dated December 26, 2007.  Under the terms of the loan agreement the Company will make monthly payments as follows:

July 31, 2008	$10,000
August 31, 2008	$ 5,000
September 30, 2008	$ 5,000
October 31, 2008	$ 5,000
November 30, 3008	$ 5,000
December 31, 2008	$ 5,000
January 31, 2009	$ 5,000
February 28, 2009	$ 5,000
March 31, 2009	$ 5,000
April 30, 2009	$ 3,929

The last payment consists of a $2500 penalty fee and 8% per annum interest.

The Company has not made payments on this note since October 2008, and is in default of this note in the amount of $50,000 as of December 31, 2009.

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

On March 1, 2009 the Company issued a $10,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. This note was converted into 202,845 shares of common stock as of June 30, 2009.

On March 5, 2009 the Company issued a $40,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to a consultant. This note is secured by all assets of the company.

On May 14, 2009 the Company issued two $25,000 Promissory Notes with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. One of these notes was converted into 501,117 shares of common stock as of June 30, 2009.  This note is secured by all assets of the company.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

On June 30, 2009 the Company issued a $5,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. This note is secured by all assets of the company.

On August 28, 2009 the Company issued a $10,000 Promissory Note with interest in the amount of 20,000 shares of common stock and a conversion price of $.05 per share to an existing shareholder.  This note was converted into 200,000 shares of common stock as of September 30, 2009.

On December 24, 2009 the Company issued a $7,500 Promissory Note with interest in the amount of $1,000 and a conversion price of $.05 per share to an existing shareholder.  This note was converted into 170,000 shares of common stock as of December 31, 2009.

NOTE 10 – IMPAIRMENT OF INTANGIBLES

During the period ended September 30, 2009, an outside lab found that the current formula of the Company’s product was not sufficient to commercialize the technology. As a result substantial doubt existed as to the Company’s ability to realize value from its intangibles.  The net effect of this write down was to record a loss on asset impairment of $125,731.

NOTE 11 - SUBSEQUENT EVENTS

On January 30, 2010 the company entered into a Consulting Agreement with Andrew Watling for an issuance of 480,000 common shares valued at $14,400.

On April 12, 2010, the Company accepted a subscription agreement for a total of 300,000 shares in payment of a related party note payable in the amount of $28,009.

On April 13, 2010, the license agreement with JHU/APL described in Note 4 was terminated for non-performance.

On April 14, 2010, the Company filed Form 8-K with the SEC announcing that it had entered into a non-binding Letter of Intent with AWG International; a Nevada based company exclusively involved the manufacture, sales and marketing of Atmospheric Water Generators.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures (Item 9a (T)

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses as identified by management are disclosed below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since the resignation of two of our directors in the current annual period. While this control deficiency did not result in any audit adjustments to our 2008 or 2007 interim or annual financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on a single individual to fill the role of chief executive officer, chief financial officer and principal accounting officer. Our failure to segregate duties has been a material weakness since inception through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2008 or 2007 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

Sufficiency of Accounting Resources. The Company has limited accounting personnel to prepare its financial statements, including the consolidation of the Company and its subsidiaries. The insufficiency of our accounting resources has been a material weakness since inception through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2008 or 2007 interim or annual financial statements, it did result in certain errors in the consolidation of the Company and its subsidiaries that were not detected by the Company’s internal control over financial reporting.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2008, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company intends, as capital resources allow, to remedy its material weaknesses by:

Forming an audit committee made up of independent directors that will oversee management (we have begun this process by seeking out individuals who might act as independent directors).

Engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer (our chief executive officer is in the process of seeking out an individual willing to serve as chief financial officer and principal accounting officer) .

Despite the Company’s intention to remedy its material weaknesses in the manner described, the actions required to accomplish these objectives will require the Company to engage additional personnel which actions may not be possible in the near term due to our limited financial resources and operations.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

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

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2009.

Name	Age	Position	Date Directorship Commenced
Jeffery Lamberson	38	Director, President	December, 2009
Gary MacDonald	54	Director, CEO	January, 2009

Business Experience of Directors and Executive Officers

Jeffery Lamberson served as the President of the Company from January 2007 to August 31, 2009. He was re-instated as President and became a director in December 2009 after two officers and four directors left the Company in the fourth quarter of 2009.  Prior to 1998, Mr. Lamberson worked in the investment banking business and in 1998 he co-founded American Financial Communications providing investor relation services to public and private companies. In January, 2001, he founded JML Consulting, Spokane, Washington, to continue his consulting career as a sole proprietor. Mr. Lamberson continues to do occasional consulting work through JML Consulting.

Gary MacDonald was elected to the board on January 31, 2009. Mr. MacDonald currently resides on the board of several Canadian based public and private Junior Exploration and Mining Companies with extensive domestic and international projects. Being of fifth generation mining decent he possesses an inherent knowledge and know-how of current and historical mining practices. Mr. MacDonald has also worked with several Financial and Venture Capital organizations over the past 20 years including being a partner in Obelisk International Ltd. operating in Canada, US, Europe, and Asia which conducts Investment Management business including Banking, Merger and Acquisition activities, Institutional Financings, and the implementation of Corporate/Capital Structuring strategies of which some are Tax Efficiency.  Mr. MacDonald added the position of CEO in December 2009.

Shareholder Communications

Company shareholders who wish to communicate with the Board of Directors or an individual director may write to MIPSolutions, Inc., 26421 Hwy 395 N.  Kettle Falls, WA 99141, phone (509) 685-1181 or to the attention of an individual director.  Your letter should indicate that you are a shareholder and whether you own your shares in street name.  Letters received will be retained until the next Board meeting when they will be available to the addressed director.  Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment.  There is no assurance that all communications will receive a response.

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

In addition should the Company succeed in completing a merger with a third party all legal requirements including a shareholder vote and/or proxy will be completed in accordance with the rule of law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Purchases and sales for officers, directors, and 10% shareholders prior to year end 2009 were reported on FORM 10-K filed with the Securities and Exchange Commission on May 15, 2009 and are incorporated herein by reference.  There were no subsequent purchases and sales of securities for officers, directors, and 10% shareholders in 2009 to report on Form 4 and Form 3 of the Securities Exchange Act of 1934.

ITEM 11.  Executive Compensation

Officer and Director Compensation for 2008 and 2009

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

(5)  As of December 31, 2007 Dr. Southard had an accrual of $44,641.94 for unpaid compensation due him for his role as an officer of the Company

(6) Resigned on November 6, 2008 and entered into a Consulting Agreement with the Company on April 20, 2009

(7) Resigned on August 31, 2008

(8) Reinstated as President on December 18, 2008 and elected to the board

(9) Resigned on December 17, 2008

(10) Resigned on December 17, 2008

(11) Resigned on December 15, 2008

(12) Rocky Arnold was hired on September 1, 2008 November 21, 2008

(13) Rocky Arnold resigned on November 21, 2008

Officers and Directors Compensation for 2009

Name	Position	Outside Director's Fee	Inside Director's Fee	Officers Salary/Fee
Gary McDonald	CEO			60,000.00
Jeffrey Lamberson	President			$60,000.00	(1)

NOTES TO COMPENSATION:

(1) Gary MacDonald converted $50,000 of accrued salary into common shares at $.10 per share.

Discussion, Analysis and Overview of Compensation Program

The Company currently has no established compensation program as it is still a development stage company in need of financing.  The three officers of the Company each received a monthly payment of $5,000 when cash was available in the form of a fee payable to them for their services.  When cash was not available, the amount accrued on the books of the Company.  Since the resignation of all three officers the board has not voted for any additional payments to the current officers and directors that took over management of the Company on December 18, 2009.  Rocky Arnold was hired as President and CEO on September 1, 2009 and resigned on November 21, 2009.  Prior to be hired he worked as a consultant for the Company.

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

Employment Contracts

The Company currently has no employment Contracts.  One contract was entered into during 2008 with Rocky Arnold who resigned in November 2008 for personal reasons.  This contract was attached as an Exhibit to Form 8-K filed on September 2, 2008 and is incorporated by reference herein.

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

Beneficial Owner	Beneficial Ownership	Percent of Class
Jeffrey Lamberson	644,450	5.4%

Glen Southard (1)	1,197,200	10%

Gary MacDonald*	550,000	4.6%

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

ITEM 14.   Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit and the reviews of the Company’s financial statements in 2009 and 2008 were $33,598 and $31,129, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred no fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

Our pre-approval policies and procedures for the board, acting in lieu of a separately designated, independent audit committee, described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.  Exhibits

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPSolutions, Inc.

Date: April 15, 2009	/s/ Jeffrey Lamberson

By: Jeffrey Lamberson
Its: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2009	/s/ Jeffrey Lamberson
By: Jeffrey Lamberson
Its: Director and President
(Principal Executive Officer)
Date: April 15, 2010	/s/ Gary MacDonald
By: Gary MacDonald
Its: Director and CEO

37