Form 10-Q
period 2010-03-31
MIPSolutions, Inc.
filed 2010-05-24
CIK 1394872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For Period ended March 31, 2010

Commission File Number: 333-141927

MIPSOLUTIONS, INC.

(Exact Name of Issuer as Specified in Its Charter)

Nevada	4941	20-4047619
State of Incorporation	Primary Standard Industrial	I.R.S. Employer
	Classification Code Number	Identification No.

26421 Highway 395 North

Kettle Falls, WA 99141

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 14, 2010, the Registrant had 12,709,721 shares outstanding of its common stock.

TABLE OF CONTENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

BALANCE SHEETS

3

STATEMENTS OF OPERATIONS

4

STATEMENTS OF CASH FLOWS

5

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

6

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

12

Item 4. Controls and Procedures

12

PART II - OTHER INFORMATION

13

Item 1.  Legal Proceedings

13

Item 1A.   Risk Factors

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.    Defaults Upon Senior Securities

13

Item 4. Submission of Matters to a Vote of Security Holders

13

Item 5. Other Information

13

Item 6.  Exhibits

13

SIGNATURES

14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	18	18
Total Current Assets	18	18

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	580	662
OTHER ASSETS
License	-	-
Patent	-	-
Accumulated amortization	-	-
Total Other Assets	-	-
TOTAL ASSETS	$598	$680

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$73,525	$89,062
Accrued expense	45,000	45,000
Accrued interest	5,217	4,074
Accrued payroll	119,189	89,189
Note payable	90,873	102,883
Note payable - related party	28,009	28,009
Royalty payable	80,000	50,000
Buyout provision payable	18,750	-
Common stock to be issued	41,045	41,045
Total Current Liabilities	501,608	449,262
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 12,409,721 and 11,929,721 shares issued
and outstanding, respectively	13,210	11,930
Additional paid-in capital	2,507,877	2,412,357
Deficit accumulated during the development stage	(3,022,097)	(2,872,869)
Total Stockholders' Deficit	(501,010)	(448,582)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$598	$680

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			From December 19, 2005 (Inception) to March 31, 2010
	Period Ended	Period Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	28,800	6,300	1,169,275
Depreciation and amortization	83	5,689	57,055
General and administrative	1,157	13,715	193,130
Professional fees	10,407	15,415	393,347
Research and development	-	3,949	186,468
Officers and directors fees	30,000	30,000	568,575
Option fee	-	-	5,000
Travel and meals	888	3,519	46,148
Royalty expense	30,000	100,000	130,000
Lease termination expense	-	148,687	148,687
Buyout provision payable	18,750	18,750	37,500
TOTAL OPERATING EXPENSES	120,085	346,024	2,935,185

LOSS FROM OPERATIONS	(120,085)	(346,024)	(2,935,185)

OTHER INCOME (EXPENSE)
Other income	-	47	192
Interest expense	(29,143)	(14,449)	(105,401)
Loss on disposition of assets	-	-	(7,619)
Loss on impairment of assets	-	-	(125,731)
Forgiveness of debt	-	-	151,647
TOTAL OTHER INCOME	(29,143)	(14,402)	(86,912)

LOSS BEFORE TAXES	(149,228)	(360,426)	(3,022,097)

INCOME TAX EXPENSE	-	-	-
NET LOSS	$(149,228)	$(360,426)	$(3,022,097)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	12,409,721	8,541,279

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
		Period Ended	Period Ended		From December 19, 2005 (Inception) to March 31, 2010
		March 31,	March 31,
		2010	2009
		(unaudited)	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(149,228)	$(360,426)		$(3,022,097)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization		83	5,689		57,055
Loss on disposition of assets		-	-		7,619
Loss on impairment of assets		-	-		125,731
Common stock and warrants issued for services		28,800	-		1,043,504
Interest expense for beneficial conversion feature		-	-		1,087
Warrants issued for royalty payable		-	50,000		-
Common stock issued for payables		-	-		130,532
Forgiveness of debt		-	-		(151,647)
Financing Expense		28,000			28,000
Decrease (increase) in:
Prepaid expenses		-	-		(18)
Increase (decrease) in:
License fee payable		-	-		(80,000)
Accounts payable		(15,538)	164,601		267,531
Accrued expense		-	-		45,000
Accrued interest		1,143	1,039		31,490
Accrued payroll		30,000	19,700		323,622
Related party payable		-	-		44,009
Buyout provision payable		18,750	18,750		18,750
Royalty payable		30,000	50,000		80,000
Debt discount		-	11,956		11,956
Common stock to be issued		-	-		41,045
Net cash provided (used) by operating activities		(27,990)	(38,691)		(996,831)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		-	-		(20,755)
Purchase of license		-	-		(65,000)
Purchase of patents		-	(1,420)		(29,972)
Sale of asset		-	-		9,960
Net cash provided (used) by investing activities		-	(1,420)		(105,767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees		-	-		787,676
Warrants issued for financing expense		-	-		15,549
Proceeds from note payable		27,990	49,250		349,726
Repayment of note payable		-	(3,514)		(50,353)
Net cash provided by financing activities		27,990	45,736		1,102,598
Net increase (decrease) in cash and cash equivalents		-	5,625		-
Cash, beginning of period		-	58		-
Cash, end of period		$-	$5,683		$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$-	$-		$-
Income taxes paid		$-	$-		$-
NON-CASH TRANSACTIONS:
Equipment issued for accounts payable	$		$7,372	$
Common stock issued for license	$		$-		$550
Common stock issued for patent	$		$-		$1,122
Common stock issued for note payable & accrued interest		$40,000	$25,140		$252,198
Common stock issued for asset	$		$-		$60,200
Common stock issued for officers & directors fees	$		$-		$204,200
Common stock issued for accounts payable	$		$0		$34,480

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1 – BASIS OF PRESENTATION

MIP Solutions, Inc, was incorporated on December 19, 2005 in the State of Nevada, and has been in the development stage since its formation.

The principal business of the Company is the development of Molecularly Imprinted Polymers (“MIPs”) for various commercial applications relating to the removal of targeted molecules from water.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855):Amendments to Certain Recognition and Disclosure Requirements.  This Update amends to Subtopic 855-10, Subsequent Events – Overall, to require SEC filers to evaluate subsequent events through the date that the financial statements are issued, but does not require them to disclose the date through which subsequent events have been evaluated.

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

MARCH 31, 2010

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

Significant components of the deferred tax assets for the periods ended March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
Net operating loss carryforward	$ 3,022,097	$ 2,872,869

Deferred tax asset	$ 1,027,500	$ 976,800
Deferred tax asset valuation allowance	(1,027,500)	(976,800)
Net deferred tax asset	$ -	$ -

At March 31, 2010, the Company has net operating loss carryforwards of approximately $3,022,100 which expire in the years 2026-2029.  The change in the allowance account from December 31, 2009 to March 31, 2010 was $50,700.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $3,022,097 as of March 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  However, the Company is currently pursuing other opportunities that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2009	December 31, 2009
Office equipment	$ 1,779	$ 1,779
Total assets	1,779	1,779
Less accumulated depreciation	(1,199)	(1,117)
	$ 580	$ 662

Depreciation and amortization expense for the period ended March 31, 2010 and December 31, 2009 was $83 and $780, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the period ended March 31, 2010, the Company issued 480,000 shares of common stock services valued at $28,800 and 800,000 shares of common stock for a note payable valued at $40,000.

NOTE 5 – COMMITMENTS

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors.  This agreement is currently in default.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

On October 13, 2008 the Company entered into a consulting agreement with Russ Lakeman for consulting services, with terms of $5,000 per month for a period of six months, and 50,000 shares of common stock valued at $19,500.  The stock will be held by the Company until the completion of the contract and be rescinded if Mr. Lakeman resigns or terminates the contract prior to the end of the six month term.  This contract was terminated on December 3, 2008, and $5,000 remains owing at March 31, 2010

On April 20, 2009, the Company entered into a consulting agreement with Edward Hunton, the Company’s former Treasurer and Corporate Secretary, to assist with the company filings and other regulatory matters at a cost of $4,000.  This amount is still outstanding as of March 31, 2010.

On May 18, 2009, the Company entered into a consulting agreement with Edward Hunton, the Company’s former Treasurer and Corporate Secretary, to assist with the company filings and other regulatory matters at a cost of $4,000. This amount is still outstanding as of March 31, 2010.

NOTE 6 - NOTES PAYABLE

The Company signed a loan agreement with JHU/APL on July 1, 2008 to satisfy the cash requirements of Amendment #3 to the License Agreement between the Company and JHU/APL dated December 26, 2007.  Under the terms of the loan agreement the Company will make monthly payments as follows:

July 31, 2008	$10,000
August 31, 2008	$ 5,000
September 30, 2008	$ 5,000
October 31, 2008	$ 5,000
November 30, 3008	$ 5,000
December 31, 2008	$ 5,000
January 31, 2009	$ 5,000
February 28, 2009	$ 5,000
March 31, 2009	$ 5,000
April 30, 2009	$ 3,929.18

The last payment consists of a $2500 penalty fee and 8% per annum interest.

The Company has not made payments on this note since October 2008, and is in default of this note in total as of March 31, 2010.

On March 5, 2009 the Company issued a $40,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to a consultant. This note is secured by all assets of the company.  This note was converted into common stock on March 22, 2010. The accrued interest is still outstanding.

On May 14, 2009 the Company issued a $25,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. This note is secured by all assets of the company.  The note is currently in default due to non payment of interest.

On June 30, 2009 the Company issued a $5,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

On June 30, 2009 the Company issued a $5,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. This note is secured by all assets of the company.

NOTE 8 – CONVERTIBLE DEBT

In March, 2010 the Company issued a convertible promissory note in the amount of $28,000, bearing no interest and is convertible into shares of the Company’s common stock at a rate of one share for each $0.014 of principal outstanding. The conversion feature of the note resulted in a beneficial conversion amount of $28,000. The value of the beneficial conversion is being expensed in the current quarter and is included in interest expense in the financial statements.

NOTE 9 - SUBSEQUENT EVENTS

On April 12, 2010, the Company accepted a subscription agreement for a total of 300,000 shares in payment of a related party note payable in the amount of $28,009.

On April 13, 2010, the company was informed on telephone call that the license agreement with JHU/APL described in Note 4 was to be terminated for non-performance.  On May 7, 2010 the Company received written notice from JHU that the license agreement in default. The Company has until July to cure the default by paying the balance due of $150,382. The Company had previously reported that the license agreement had been terminated.

On April 14, 2010, the Company filed Form 8-K with the SEC announcing that it had entered into a non-binding Letter of Intent with AWG International; a Nevada based company exclusively involved the manufacture, sales and marketing of Atmospheric Water Generators.

Subsequent events have been evaluated through the date the financial statements were issued.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend" and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 which is incorporated herein by reference.  Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

▪	dependence on commercialization of our Molecularly Imprinted Polymer (MIP) technology;

▪	our ability to continue as a “going concern”;

▪	our need and ability to raise sufficient additional capital;

▪	ineffective internal operational and financial control systems;

▪	our ability to hire and retain specialized and key personnel;

▪	The termination of our License Agreement with The Johns Hopkins University Applied Physics Laboratory.

▪	our limited operating history and continued losses;

▪	rapid technological change;

▪	uncertainty of intellectual property protection;

▪	potential infringement on the intellectual property rights of others;

▪	factors affecting our common stock as a “penny stock;”

▪	extreme price fluctuations in our common stock;

▪	price decreases due to future sales of our common stock;

▪	general economic and market conditions;

▪	future shareholder dilution; and

▪	absence of dividends.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments.  New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  The following discussion of our financial condition and results of operations should be read together with our un-audited financial statements and accompanying notes that are included elsewhere in this report.

Executive Overview

We continue to need additional capital to fund the development of our Molecularly Imprinted Polymer (“MIP”) technology as well as cover our general and administrative expenses.

From the period ending December 31, 2009 to the period ending March 31, 2010 our current liabilities increased $52,364 to $501,608 from $449,262, our accumulated deficit increased $149,228 from $2,872,869 to $3,022,097and, our stockholders deficit increased $52,428 from $448,582 to $501,010 from the year ended December 31, 2010.  The increase in accumulated deficit resulted primarily from ongoing operating expenses of $71,335, an increase of $48,750due to The Johns Hopkins University Applied Physics Lab relating to the License Agreement and $29,143 in interest expense for the period (quarter) ending March 31, 2010.  The increase in current liabilities and shareholder deficit resulted primarily from an increase of accrued payroll of $30,000 and an increase of $48,750due to The Johns Hopkins University Applied Physics Lab relating to the License Agreement offset by a decrease of $15,537 in accounts payable and a decrease of $12,100 in Notes payable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings pending against the Company to the knowledge of management.

Item 1A.   Risk Factors

There have been no material changes in risk factors described in our Annual Report of Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company is still in negotiations with AWG, Inc regarding a potential reverse merger as reported on Form 8-K filed with the Securities and Exchange Commission on April 14, 2010 and incorporated herein by reference.

The Company received written notification from The Johns Hopkins University Applied Physics Lab Dated May 7, 2010 regarding the Company’s failure to fulfill its obligations under the License Agreement along with possible cures to reinstate the License.  The Company will evaluate its poison on this during the second quarter of 2010.

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

MIP Solutions, Inc.
Dated: May 24, 2010	/s/ Gary MacDonald	/s Jeff Lamberson
	Gary MacDonald Chief Executive Officer	Jeff Lamberson Principal Financial Officer

14