Form 10-Q
period 2010-06-30
MIPSolutions, Inc.
filed 2010-08-20
CIK 1394872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.

YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  YES  ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.  As of August 17, 2010, the Registrant had 12,709,721 shares outstanding of its common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1 - FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

 RESULTS OF OPERATIONS

10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11

ITEM 4. CONTROLS AND PROCEDURES

11

PART II - OTHER INFORMATION

12

ITEM 1.  LEGAL PROCEEDINGS

12

ITEM 1A.   RISK FACTORS

12

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

12

ITEM 4.  REMOVED AND RESERVED

12

ITEM 5.  OTHER INFORMATION

12

ITEM 6.  EXHIBITS

12

SIGNATURES

13

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	18	18
Total Current Assets	18	18

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	496	662

OTHER ASSETS
License	-	-
Patent	-	-
Accumulated amortization	-	-
Total Other Assets	-	-

TOTAL ASSETS	$514	$680

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$93,330	$89,062
Advances	40,513
Accrued expense	45,000	45,000
Accrued interest	5,740	4,074
Accrued payroll	149,189	89,189
Note payable	62,882	102,883
Note payable - related party	-	28,009
Royalty payable	80,000	50,000
Buyout provision payable	18,750	-
Common stock to be issued	41,045	41,045
Total Current Liabilities	536,449	449,262

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 12,409,721 and 11,929,721 shares issued
and outstanding, respectively	13,510	11,930
Additional paid-in capital	2,535,586	2,412,357
Deficit accumulated during the development stage	(3,085,031)	(2,872,869)
Total Stockholders' Deficit	(535,935)	(448,582)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$514	$680

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
	Three Months Ended		Six Months Ended		From December 19, 2005 (Inception) to June 30, 2010 (unaudited)
	June 30,	June 30,	June 30	June 30
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	5,000	8,000	33,800	14,300	1,174,275
Depreciation and amortization	83	10,613	166	16,302	57,138
General and administrative	1,710	5,610	2,867	19,126	194,840
Professional fees	24,729	33,363	35,136	48,778	418,076
Research and development	-	7,093	-	11,042	186,468
Officers and directors fees	30,000	30,000	60,000	60,000	598,575
Option fee	-	-	-	-	5,000
Travel and meals	888	-	1,777	3,519	47,037
Royalty expense		-	30,000	100,000	130,000
Lease termination expense				148,687	148,687
Buyout provision payable	-		18,750	18,750	37,500
TOTAL OPERATING EXPENSES	62,410	94,679	182,496	440,504	2,997,596

LOSS FROM OPERATIONS	(62,410)	(94,679)	(182,496)	(440,504)	(2,997,596)

OTHER INCOME (EXPENSE)
Other income	-	40		87	192
Interest expense	(523)	(2,335)	(29,666)	(16,784)	(105,924)
Loss on disposition of assets	-	-	-	-	(7,619)
Loss on impairment of assets	-	-	-	-	(125,731)
Forgiveness of debt	-	-	-	-	151,647
TOTAL OTHER INCOME	(523)	(2,295)	(29,666)	(16,697)	(87,435)

LOSS BEFORE TAXES	(62,933)	(96,974)	(212,162)	(457,201)	(3,085,031)

INCOME TAX EXPENSE	-	-	$-	-	-
NET LOSS	(62,933)	$(96,974)	(212,162)	$(457,201)	(3,085,031)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	(0.01)	$(0.01)	(0.02)	$(0.05)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	12,409,721	9,460,274	9,000,777	9,000,777

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
		Six Months Ended		Six Months Ended		From December 19, 2005 (Inception) to June 30, 2010
		June 30,		June 30,
		2010		2009
		(unaudited)		(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(212,162)		$(457,201)		$(3,085,031)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization		166		16,302		57,138
Loss on disposition of assets		-		-		7,619
Loss on impairment of assets		-		-		125,731
Common stock and warrants issued for services		28,800		-		1,043,504
Interest expense for beneficial conversion feature		-		-		1,087
Warrants issued for royalty payable		-		50,000		-
Common stock issued for payables		-		-		130,532
Forgiveness of debt		-		-		(151,647)
Financing Expense		28,000				28,000
Decrease (increase) in:
Prepaid expenses		-		(5,000)		(18)
Increase (decrease) in:
License fee payable		-		-		(80,000)
Accounts payable		4,267		182,440		287,336
Accrued expense		-		-		45,000
Accrued interest		1,666		2,307		32,013
Accrued payroll		60,000		40,509		353,622
Related party payable		-		-		44,009
Buyout provision payable		18,750		18,750		18,750
Royalty payable		30,000		50,000		80,000
Debt discount		-		11,956		11,956
Common stock to be issued		-		-		41,045
Net cash provided (used) by operating activities		(40,513)		(89,937)		(1,009,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		-		-		(20,755)
Purchase of license		-		-		(65,000)
Purchase of patents		-		(1,420)		(29,972)
Sale of asset		-		-		9,960
Net cash provided (used) by investing activities		-		(1,420)		(105,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees		-		-		787,676
Warrants issued for financing expense		-		-		15,549
Proceeds from note payable		40,513		105,264		362,249
Repayment of note payable		-		(9,264)		(50,353)
Net cash provided by financing activities		40,513		96,000		1,115,121
Net increase (decrease) in cash and cash equivalents		-		4,643		-

Cash, beginning of period		-		58		-
Cash, end of period		$-		$4,701		$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$-		$-		$-
Income taxes paid		$-		$-		$-
NON-CASH TRANSACTIONS:
Equipment issued for accounts payable	$			$7,372	$
Common stock issued for license	$			$-		$550
Common stock issued for patent	$			$-		$1,122
Common stock issued for note payable & accrued interest		$40,000		$60,376		$252,198
Common stock issued for asset	$			$-		$60,200
Common stock issued for officers & directors fees	$			$-		$204,200
Common stock issued for accounts payable	$			$0		$34,480
Common stock issued for related party payable		$28,009	$			$28,009

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 – BASIS OF PRESENTATION

MIP Solutions, Inc (“ the Company”), was incorporated on December 19, 2005 in the State of Nevada, and has been in the development stage since its formation.

The principal business of the Company had been the development of Molecularly Imprinted Polymers (“MIPs”) for various commercial applications relating to the removal of targeted molecules from water.  In late 2009, The Company began exploring other business opportunities and is concentrating substantially all its efforts to raising capital and pursuing other opportunities.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

JUNE 30, 2010

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the deferred tax assets for the periods ended June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Net operating loss carryforward	$ 3,085,031	$ 2,872,869

Deferred tax asset	$ 1,048,911	$ 976,800
Deferred tax asset valuation allowance	(1,048,911)	(976,800)
Net deferred tax asset	$ -	$ -

At June 30, 2010, the Company has net operating loss carryforwards of approximately $3,085,031 which expire in the years 2026-2029.  The change in the allowance account from December 31, 2009 to June 30, 2010 was $72,111.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $3,085,031 as of June 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  However, the Company is currently pursuing other opportunities that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2010	December 31, 2009
Office equipment	$ 1,779	$ 1,779
Total assets	1,779	1,779
Less accumulated depreciation	(1,283)	(1,117)
	$ 496	$ 662

Depreciation and amortization expense for the period ended June 30, 2010 and December 31, 2009 was $166 and $780, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the period ended June 30, 2010, the Company issued 480,000 shares of common stock services valued at $28,800 and 800,000 shares of common stock for a note payable valued at $40,000.

NOTE 5 – COMMITMENTS

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors.  This agreement is currently in default.

On October 13, 2008, the Company entered into a consulting agreement with Russ Lakeman for consulting services, with terms of $5,000 per month for a period of six months, and 50,000 shares of common stock valued at $19,500.  The stock will be held by the Company until the completion of the contract and be rescinded if Mr, Lakeman resigns or terminates the contract prior to the end of the six month term.  This contract was terminated on December 3, 2008, and $5,000 remains owing at June 30, 2010

On June 7, 2010, the Company entered into a Definitive Agreement with AWG International, a Nevada based company exclusively involved in the manufacture, sales and marketing of Atmospheric Water Generators. This Agreement is outlined as Exhibit 2.1 entitled SHARE EXCHANGE AGREEMENT of the 8-K filed June 10, 2010 with the SEC reporting the event.  Under the terms of the agreement upon closing,  the Company will issue an amount of common shares equal 90% of the combined entity to the shareholders of AWG International and the current shareholders of the Company owning the remaining 10%.  This agreement had not closed as of June 30, 2010.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

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

The Company has not made payments on this note since October 2008, and is in default of this note in total as of June 30, 2010.

On March 5, 2009 the Company issued a $40,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to a consultant. This note is secured by all assets of the company.  This note was converted into common stock on March 22, 2010, the accrued interest is still outstanding.

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

NOTE 8 – CONVERTIBLE DEBT

In March, 2010 the Company issued a convertible promissory note in the amount of $28,000, bearing no interest and is convertible into shares of the Company’s common stock at a rate of one share for each $0.14 of principal outstanding. The conversion feature of the note resulted in a beneficial conversion amount of $28,000. The value of the beneficial conversion was expensed in the first  quarter of 2010 and is included in interest expense in the financial statements.

NOTE 8 - SUBSEQUENT EVENTS

On August 2, 2010, the Company signed a Mutual Termination Agreement with JHU/APL by which all agreements including, but not limited to the License, the Payment Plan Agreement dated December 27, 2007, the Loan agreement dated July 1, 2008 and all amendments to such agreements are by mutual agreement terminated.  Under the terms of the agreement, the Company must pay JHU/APL $20,000 within 20 days following the completion of the planned share exchange agreement, and 600,000 shares of common stock. See Note 5.

Subsequent events have been evaluated through the date the financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend" and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 which is incorporated herein by reference.  Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

▪	dependence on commercialization of our Molecularly Imprinted Polymer (MIP) technology;

▪	our ability to close the pending transaction with AWG in a timely fashion

▪	our ability to continue as a “going concern”;

▪	our need and ability to raise sufficient additional capital;

▪	ineffective internal operational and financial control systems;

▪	our ability to hire and retain specialized and key personnel;

▪	The termination of our License Agreement with The Johns Hopkins University Applied Physics Laboratory.

▪	our limited operating history and continued losses;

▪	rapid technological change;

▪	uncertainty of intellectual property protection;

▪	potential infringement on the intellectual property rights of others;

▪	factors affecting our common stock as a “penny stock;”

▪	extreme price fluctuations in our common stock;

▪	price decreases due to future sales of our common stock;

▪	general economic and market conditions;

▪	future shareholder dilution; and

▪	absence of dividends.

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

Executive Overview

We continue to need additional capital to fund the development of our Molecularly Imprinted Polymer (“MIP”) technology as well as cover our general and administrative expenses.  In addition we need to close the transaction with AWG outlined as Exhibit 2.1 entitled “SHARE EXCHANGE AGREEMENT” of the 8-K filed June 10, 2010 with the SEC, which is incorporated herein by reference, in a timely fashion to further the prospect of the Company continuing as a going concern.

From the period ending December 31, 2009 to the period ending June 30, 2010 our current liabilities increased $87,187 to $536,449 from $449,262, our accumulated deficit increased $212,162 from $2,872,869 to $3,085,031 and, our stockholders deficit increased $87,353 from $448,582 to $535,935 from the year ended December 31, 2009.  The increase in accumulated deficit resulted primarily from ongoing operating expenses of $182,496, an increase of $48,750 due to The Johns Hopkins University Applied Physics Lab relating to the License Agreement and $29,666 in interest expense for the period (quarter) ending June 30, 2010.  The increase in current liabilities and shareholder deficit resulted primarily from an increase of accrued payroll of $60,000 and an increase of $48,750 due to The Johns Hopkins University Applied Physics Lab relating to the License Agreement, an increase in consulting services of $33,800, an increase in professional fees of $35,136, and a buyout provision payable of $18,750.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There has been no progress towards remediating our previously disclosed material weaknesses due to lack of funding.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings pending against the Company to the knowledge of management.

ITEM 1A.   RISK FACTORS

There have been no material changes in risk factors described in our Annual Report of Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

The Company filed Form 8-K filed with the Securities and Exchange Commission on June 10, 2010 regarding a definitive Agreement with AWG outlined as Exhibit 2.1 entitled “SHARE EXCHANGE AGREEMENT” and that Agreement is incorporated herein by reference.

The Company filed Form 8-K with the Securities and Exchange Commission on August 13, 2010 relating to the termination of its License Agreement with The Johns Hopkins University Applied Physics Laboratory as Exhibit 10.1 entitled “TERMINATION AGREEMENT” and that Agreement is incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIP Solutions, Inc.

By:	/s/ Gary MacDonald
Gary MacDonald Chief Executive Officer Dated: August 20, 2010

By:	/s Jeff Lamberson
Jeff Lamberson Principal Financial Officer Dated: August 20, 2010

13