Form 10-Q
period 2010-09-30
MIPSolutions, Inc.
filed 2010-11-22
CIK 1394872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	18	18
Total Current Assets	18	18

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	412	662

OTHER ASSETS
License	-	-
Patent	-	-
Accumulated amortization	-	-
Total Other Assets	-	-
TOTAL ASSETS	$430	$680

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$92,167	$89,062
Advances	35,523	-
Accrued expense	45,000	45,000
Accrued interest	3,404	4,074
Accrued payroll	179,189	89,189
Note payable	20,000	102,883
Note payable - related party	-	28,009
Royalty payable	-	50,000
Buyout provision payable	-	-
Common stock to be issued	59,045	41,045
Total Current Liabilities	434,328	449,262

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 12,409,721 and 11,929,721 shares issued
and outstanding, respectively	14,404	11,930
Additional paid-in capital	2,574,611	2,412,357
Deficit accumulated during the development stage	(3,022,913)	(2,872,869)
Total Stockholders' Deficit	(433,898)	(448,582)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$430	$680

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
	Three Months Ended		Nine Months Ended		From December 19, 2005 (Inception) to September 30, 2010 (unaudited)
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	-	97,500	33,800	111,800	1,174,275
Depreciation and amortization	84	5,246	250	21,549	57,222
General and administrative	1,884	1,425	4,615	20,551	196,588
Professional fees	4,761	4,136	34,897	52,913	417,837
Research and development	-	5,456	-	16,498	186,468
Officers and directors fees	30,000	30,000	90,000	90,000	628,575
Option fee	-	-	-	-	5,000
Travel and meals	-	-	888	3,519	46,148
Royalty expense	-	-	30,000	100,000	130,000
Lease termination expense	-	-	-	18,750	148,687
Buyout provision payable	-	-	18,750	148,687	37,500
TOTAL OPERATING EXPENSES	36,729	143,763	213,200	584,267	3,028,300

LOSS FROM OPERATIONS	(36,729)	(143,763)	(213,200)	(584,267)	(3,028,300)

OTHER INCOME (EXPENSE)
Other income	-	5		92	192
Interest expense	(811)	(3,301)	(30,477)	(20,085)	(106,735)
Loss on disposition of assets	-	-	-	-	(7,619)
Loss on impairment of assets	-	(125,731)	-	(125,731)	(125,731)
Forgiveness of debt	93,633	-	93,633	-	245,280
TOTAL OTHER INCOME	92,822	(129,027)	63,156	(145,724)	5,387
LOSS BEFORE TAXES	56,093	(272,790)	(150,044)	(729,991)	(3,022,913)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$56,093	$(272,790)	$(150,044)	$(729,991)	$(3,022,913)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$0.00	$(0.03)	$(0.11)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	13,923,775	7,860,267	1,339,961	9,395,494

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
		Nine Months Ended			From December 19, 2005 (Inception) to September 30, 2010
		September 30,		September 30,
		2010		2009
		(unaudited)		(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(150,044)		$(729,991)	$(3,022,913)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization		250		21,549	57,222
Loss on disposition of assets		-		-	7,619
Loss on impairment of assets		-		125,731	125,731
Common stock and warrants issued for services		28,800		80,000	1,043,504
Interest expense for beneficial conversion feature		-		-	1,087
Warrants issued for royalty payable		-		50,000	-
Common stock issued for payables and interest		200		-	130,732
Forgiveness of debt		(93,633)		-	(245,280)
Financing Expense		28,000		-	28,000
Decrease (increase) in:
Prepaid expenses		-		-	(18)
Increase (decrease) in:
License fee payable		-		-	(80,000)
Accounts payable		10,105		200,550	293,174
Accrued expense		-		-	45,000
Accrued interest		2,049		4,088	32,396
Accrued payroll		90,000		63,008	383,622
Related party payable		-		-	44,009
Buyout provision payable		18,750		18,750	18,750
Royalty payable		30,000		50,000	80,000
Debt discount		-		11,956	11,956
Common stock to be issued				-	41,045
Net cash provided (used) by operating activities		(35,523)		(104,359)	(1,004,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		-		-	(20,755)
Purchase of license		-		-	(65,000)
Purchase of patents		-		(1,420)	(29,972)
Sale of asset		-		-	9,960
Net cash provided (used) by investing activities		-		(1,420)	(105,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees		-		-	787,676
Warrants issued for financing expense		-		-	15,549
Proceeds from note payable		35,523		115,264	357,259
Repayment of note payable				(9,264)	(50,353)
Net cash provided by financing activities		35,523		106,000	1,110,131

Net increase (decrease) in cash and cash equivalents		-		221	-
Cash, beginning of period		-		58	-
Cash, end of period		$-		$279	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$-		$-	$-
Income taxes paid		$-		$-	$-
NON-CASH TRANSACTIONS:
Equipment issued for accounts payable	$			$7,372	$7372
Common stock issued for license	$			$-	$550
Common stock issued for patent	$			$-	$1,122
Common stock issued for note payable & accrued interest		$74,819		$-	$287,017
Common stock issued for asset	$			$-	$60,200
Common stock issued for officers & directors fees	$			$-	$204,200
Common stock issued for accounts payable	$			$70376	$34,480
Common stock issued for related party payable		$28,009	$		$28,009

See accompanying condensed notes to interim financial statements.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 1 – BASIS OF PRESENTATION

MIP Solutions, Inc (“the Company”), was incorporated on December 19, 2005 in the State of Nevada, and has been in the development stage since its formation.

The principal business of the Company had been the development of Molecularly Imprinted Polymers (“MIPs”) for various commercial applications relating to the removal of targeted molecules from water.  In late 2009, The Company began exploring other business opportunities and is concentrating substantially all its efforts to raising capital and pursuing other opportunities.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September, 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

SEPTEMBER 30, 2010

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

Significant components of the deferred tax assets for the periods ended September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Net operating loss carryforward	$ 3,022,913	$ 2,872,869

Deferred tax asset	$ 1,027,790	$ 976,800
Deferred tax asset valuation allowance	(1,027,790)	(976,800)
Net deferred tax asset	$ -	$ -

At September 30, 2010, the Company has net operating loss carryforwards of approximately $3,023,000 which expire in the years 2026-2030.  The change in the allowance account from December 31, 2009 to September 30, 2010 was $50,990.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $3,022,913 as of September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  However, the Company is currently pursuing other opportunities that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

	September 30, 2010	December 31, 2009
Office equipment	$ 1,779	$ 1,779
Total assets	1,779	1,779
Less accumulated depreciation	(1,367)	(1,117)
	$ 412	$ 662

Depreciation and amortization expense for the period ended September 30, 2010 and December 31, 2009 was $250 and $780, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the period ended September 30, 2010, the Company issued 480,000 shares of common stock services valued at $28,800, 1,454,106 shares of common stock for a note payable valued at $72,719, 300,000 shares of common stock for a related party note payable valued at $28,009, and 240,000 shares of common stock for accounts payable and interest valued at $7,200.

NOTE 5 – COMMITMENTS

On October 13, 2008 the Company entered into a consulting agreement with Russ Lakeman for consulting services, with terms of $5,000 per month for a period of six months, and 50,000 shares of common stock valued at $19,500.  The stock will be held by the Company until the completion of the contract and be rescinded if Mr, Lakeman resigns or terminates the contract prior to the end of the six month term.  This contract was terminated on December 3, 2008, and $5,000 remains owing at September 30, 2010

On June 7, 2010, the Company entered into a Definitive Agreement with AWG International, a Nevada based company exclusively involved in the manufacture, sales and marketing of Atmospheric Water Generators. This Agreement is outlined as Exhibit 2.1 entitled SHARE EXCHANGE AGREEMENT of the 8-K filed June 10, 2010 with the SEC reporting the event.  Under the terms of the agreement upon closing,  the Company will issue an amount of common shares equal 90% of the combined entity to the shareholders of AWG International and the current shareholders of the Company owning the remaining 10%.  This agreement had not closed as of September 30, 2010.

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors.  On August 2, 2010 the Company entered into a Mutual Termination Agreement with JHU/APL.  (See Note 6)

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 6 - NOTES PAYABLE

On March 5, 2009 the Company issued a $40,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to a consultant. This note is secured by all assets of the company.  This note was converted into common stock on March 22, 2010, the accrued interest is still outstanding.

On May 14, 2009 the Company issued a $25,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. This note is secured by all assets of the company. This note was converted into common stock on September 7, 2010.

On June 30, 2009 the Company issued a $5,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. This note was converted into common stock on August 23, 2010.

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

The Company has not made payments on this note since October 2008, On August 2, 2010 the Company entered into a Mutual Termination Agreement with JHU/APL.  Under the terms of the agreement the Company will pay $20,000 and 600,000 shares of restricted common stock to JHU/APL as settlement of all amounts owed to JHU/APL, within 20 days of a proposed reverse takeover by AWG, as settlement for $131,633 of debt.

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

NOTE 8 - SUBSEQUENT EVENTS

On October 18 the company entered into a consulting agreement with a third party to aid in business development, and to assist in the proposed merger agreement with AWG for 1,200,000 shares of common stock.

On October 14, a third party purchased and retired accrued salary debt totaling $44,641.90 from Glen Southard which has been carried as debt since December 2008.

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

Executive Overview

We continue to seek additional capital to fund our general and administrative expenses.  In addition we need to close the transaction with AWG outlined as Exhibit 2.1 entitled “SHARE EXCHANGE AGREEMENT” of the 8-K filed June 10,

2010 with the SEC, which is incorporated herein by reference, in a timely fashion to further the prospect of the Company continuing as a going concern.

From the period ending December 31, 2009 to the period ending September 30, 2010 our current liabilities decreased $14,934 to $434,328 from $449,262, our accumulated deficit increased $150,044from $2,872,869 to $3,022,913 and, our stockholders deficit decreased $14,684 from $448,582 to $433,898.  The increase in accumulated deficit resulted primarily from ongoing operating expenses of $213,200 and $30,477 in interest expense offset by the forgiveness of debt of $93,633 in for the period ending September 30, 2010.  The decrease in current liabilities and shareholder deficit resulted primarily from $102,828 in non-cash transactions related to the forgiveness of debt and $35,523 in financing activities offset by an increase of accrued payroll of $90,000 and an increase of $48,750 due to The Johns Hopkins University Applied Physics Lab relating to the License Agreement.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There has been no progress towards remediating our previously disclosed material weaknesses due to lack of funding.

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

MIP Solutions, Inc.

By:	/s/ Gary MacDonald
Gary MacDonald Chief Executive Officer Dated: November 19, 2010

By:	/s Jeff Lamberson
Jeff Lamberson Principal Financial Officer Dated: November 19, 2010

13