Form 10-K
period 2010-12-31
MIPSolutions, Inc.
filed 2011-04-20
CIK 1394872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2010.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission File Number:  333-146052

MIPSolutions, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	20-4047619
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

3941 Park Dr

Suite 20-196

El dorado Hills, CA 95762

 (Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (916) 293-6337

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The Company had no revenues in 2010.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,359,650 based the average bid and asked price of $.09 on December 31, 2010.

As of April 10, 2011, the Registrant had 20,419,115 shares outstanding of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 8-K filed with the SEC on June 10, 2010.

Form 10-Q filed December 23, 2009 with the Securities and Exchange Commission (“SEC”) for the period ending September 30, 2009.

Form 8-K filed with the SEC November 24, 2009.

Form 10-Q filed with the SEC August 19, 2009.

Form 8-K filed with the SEC August 18, 2009 with the SEC.

Forms 10-Q/A filed with the SEC June 30, 2009 for the periods ending March 31, 2008, June, 30, 2008, and September, 30 2008.

Form 10-Q filed with the SEC May 20, 2009.

Form 8K/A filed with the SEC May 19, 2009.

Form 10-K filed with the SEC May 15, 2009

Form S-8 filed with the SEC on October 24, 2008

Form SB-2/A Filed with the SEC on September 28, 2007

MIPSolutions, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2010

PART I

3

ITEM 1.  Business

4

ITEM 1A.  Risk Factors

5

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

10

ITEM 8. Financial Statements and Supplementary Data

11

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

37

ITEM 9A.  Controls and Procedures (Item 9a (T)

37

ITEM 9B.  Other Information

38

PART III

39

ITEM 10.  Directors, Executive Officers and Corporate Governance

39

ITEM 11.  Executive Compensation

41

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

42

ITEM 14.   Principal Accountants Fees and Services

42

PART IV

43

ITEM 15.  Exhibits

43

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report, including, among others, the following risk factors discussed more fully in Item 1A hereof:

▪

our ability to continue as a “going concern”;

▪

our ability to close the SHARE EXCHANGE AGREEMENT with AWG International (“AWG”)  outlined in the 8-K filed June 10, 2010 with the SEC in a timely fashion;

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

ITEM 1.  Business

MIP Solutions, Inc. (“The Company”) is a Development Stage Nevada corporation organized on December 19, 2005 that was developing molecular imprinting technology that it licensed from the Johns Hopkins Applied Physics Laboratory (JHU/APL) in January 2006 as described in the Company’s 2007 FORM 10-KSB filed with the Securities and Exchange Commission on March 31, 2008 and FORM SB-2 filed with the Securities and Exchange Commission, effective October 3, 2007.  Both filings can be found at www.sec.org and are incorporated into this document by reference.   The License Agreement with JHU/APL was terminated August 10, 2010 and although the Company still owns intellectual property related to Molecularly Imprinted Polymers, the Company is pursuing the SHARE EXCHANGE AGREEMENT filed on Form 8-K filed with the SEC on June 10, 2010, which is incorporated herein by reference, in an effort to increase shareholder value.

The Company’s principal place of business is located at 3941 Park Dr., Suite 20-196, El dorado Hills, CA 95762.

Currently the Company lacks the necessary funds to proceed with its business operations over the next twelve months. As of December 31, 2010 the Company had no available cash.  In the next twelve months the Company plans to raise additional capital through at least one Private Placement Offering of equity or debt securities to secure additional financing if it is not able to complete the SHARE EXCHANGE AGREEMENT filed on Form 8-K filed with the SEC on June 10, 2010.  There can be no guarantee or assurance the Company will be able to sell any of the securities.  The Company’s business development will likely fail if it is unable to raise proceeds through the sale of securities. If the Company is unsuccessful in raising adequate funds through the sale of its securities it would be forced to rely on obtaining loans from financial institutions or shareholders, of which both are highly unlikely to appoint any proceeds to the Company. The inability of the Company to secure such loans or obtain adequate financing would result in business failure and any investment made into the Company would be lost in its entirety.  An estimated $100,000 is believed necessary to continue operations if the Company fails to complete the SHARE EXCHANGE AGREEMENT in order to pursue other opportunities through the next fiscal year. As management seeks additional capital from new equity securities offerings that to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan it has put forth the following explanations which should be considered forward-looking statements.

Setbacks to MIP Technology

The Company’s Molecularly Imprinted Polymer (MIP) technology described on FORM SB-2 effective October 3, 2007 which is incorporated into this document by reference underwent third party laboratory verification in 2009 as reported on FORM 8-K filed on August 18, 2009; which is also incorporated herein; proved to be less then commercially viable.  As a result all efforts to pursue this technology have been placed on hold.  In addition the License Agreement with JHU/APL was terminated August 10, 2010.

Intellectual Property Ownership and Protection

The Company has a License Agreement with JHU/APL outlined in the Company’s 2007 10-KSB and FORM SB-2 Effective October 3, 2007 which are incorporated into this document by reference the Company has specific rights to patents that protect its intellectual property position.  The License Agreement with JHU/APL was terminated August 10, 2010

In January 2009, the Company was granted a patent (number 7,476,316) entitled “MOLECULARLY IMPRINTED PLOYMERS (MIPS) FOR THE SELECTIVE REMOVAL OF INORGANIC CONTAMINANTS FROM LIQUIDS”, for creating a cationic molecularly imprinted polymer bead that can bind inorganic target compounds.

Employees

The Company had no employees as of December 31, 2010.

ITEM 1A.  Risk Factors

The financial statements enclosed herein contain a going concern footnote which indicates that the auditors for the Company are concerned that the Company may not have the resources to continue.

If the Company is unable to raise additional capital or take other corporate measures including the proposed SHARE EXCHANGE AGREEMENT, or such as the successful sale of its technology (separate from that licensed from JHU/APL), the Company’s ability to continue as a going concern is in jeopardy.

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

The Company’s executive officers and directors and founders beneficially own approximately 21.5% of the Company’s outstanding common stock.  As a result, these founders, executive officers and directors will be able to exercise substantial interest over matters requiring shareholder approval, including the election of directors and the approval of material corporate matters such as change of control transactions.  In addition former officers and directors hold significant equity positions that could also influence a vote.

The Company will need additional financing which could affect its ability to fund operations, cause increased debt to the Company, and dilute the existing shareholders.

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

The License Agreement with JHU/APL was terminated August 10, 2010.  The loss of the technology rights which were covered under the License Agreement will likely have a detrimental impact to the Company.

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

ITEM 4.  Reserved

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Value

The Company’s Common Stock is traded on the OTC Bulletin Board (OTC:BB) under the trading symbol "MSOL".  The following table sets forth, the opening, high, low and closing prices of its Common Stock on or about the ending period of each of the four quarters of 2010.  The prices quoted may or may not reflect actual trades on that day but are based on inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

2010	Open	High	Low	Close
First Quarter	.06	.09	.03	.06
Second Quarter	.06	.06	.03	.04
Third Quarter	.04	.13	.02	.04
Fourth Quarter	.04	.11	.04	.09

Description of Securities

The Company currently has authorized 50,000,000 common shares $0.001 par value.  The Company’s outstanding common shares consisted of 20,419,115 issued and outstanding shares as of December 31, 2010 and the Company had approximately 165 shareholders of record.

Outstanding Warrants

At December 31, 2010 there were 1,095,444 warrants outstanding exercisable at a price of $0.50 which expire between now and October 2011.  Additionally, there were 85,911 warrants outstanding exercisable at $0.20 which expire in November 2011.

Dividends

The Company has never paid or declared any cash dividends.  Future payment of dividends, if any, will be at the discretion of our board of directors and will depend, among other criteria, upon our earnings, capital requirements, and financial condition as well as other relative factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company made no purchases of equity securities during 2010.

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

During the year ended December 31, 2010, the Company issued 1,680,000 shares of common stock for services valued at $124,800, 1,454,106 shares of common stock for a note payable valued at $72,719, 300,000 shares of common stock for a related party note payable valued at $28,009, and 5,055,288 shares of common stock for accounts payable and accrued expense and interest valued at $316,729. At December 31, 2010 there were 1,095,444 warrants outstanding exercisable at a price of $0.50 which expire on or before October 2011.  Additionally, there were 85,911 warrants outstanding exercisable at $0.20 which expire in November 2011.

ITEM 6.  Selected Financial Data

Not applicable due to status as a small reporting company.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our financial statements  and related notes that are included elsewhere in this report.  This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of  various factors, including those set forth under the caption “Risk Factors” or in other parts of this report.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

In the notes to the audited financial statements for the year ended December 31, 2010 included in this Form 10-K, the Company identifies those accounting policies that are considered to be significant in determining the results of operations and our financial position.

Executive Overview

Currently the Company lacks the necessary funds to proceed with its business operations over the next twelve months. As of December 31, 2010 the Company had no available cash.  The Company must raise additional capital through a Private Placement Offering of equity or debt securities or merge with another Company or it will have to cease operations.

The License Agreement with JHU/APL was terminated August 10, 2010 for non-performance.

As reported on FORM 8-K filed on August 18, 2009 our MIP technology proved to be less than commercially viable.  As a result all efforts to pursue this technology have been placed on hold.  In addition to pursuing opportunities related to our MIP Technology, the Company will pursue merger opportunities.

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

Net Sales

The Company is a Development Stage company and has no revenue.

Net Loss

The Company had a net loss of $270,022 for the year ended December 31, 2010 compared to a net loss of $624,114 for the year ended December 31, 2009. The decrease was primarily due to a cessation of research and development expenses and limited operations.

Operating Expenses

The Company incurred total operating expenses of $333,117 for the year ended December 31, 2010 compared to total operating expenses of $626,417 for the year ended December 31, 2009.

There were no research and development expenses as no research was performed in 2010.

Consulting expenses decreased $4,500 from $124,300 to $119,800 due to reduced need for consulting.

Professional fees decreased $14,078 from $51,786 to $37,708 primarily as a result of lower attorney and audit fees.

License Fees decreased primarily as a result of non-payments to JHU/APL which resulted in the termination of the License Agreement.

The Company’s general and administrative expenses decreased $15,777 from $21,189 for the year ended December 31, 2009 to $5,412 for the year ended December 31, 2010.  The decrease resulted principally from the limited activity and the cancellation of rent payments.

Interest Expense

The Company recorded an increase in interest expense of $6,833 from interest of $23,705 in 2009 to $30,538 in 2010.  This interest was primarily due to accrued interest on Promissory Notes which the Company issued to fund operations.

Contractual Obligations

The following table summarizes the Company’s approximate contractual obligations as of December 31, 2010:

	Payments Due
	One Year	Years Two and Three	Years Four and Five Years	After Five Years	Total

Purchase obligations
Other obligations including accrued Interest	$148,692	$0	$0	$0	$0
Total contractual obligations	$148,692	0

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

At December 31, 2010, the Company had no cash, total current assets of $18, total current liabilities of $148,692 and total stockholders' deficit of $148,346 compared to current liabilities of $449,262 and total stockholders' deficit of $448,582 for the period ending December 31, 2009.

The Company’s audited financial statements for the year ended December 31, 2010 contain a “going concern” qualification.  As discussed in Note 2 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

The Company experienced negative cash flow used in operations during the fiscal year ended December 31, 2010 of $2,514 compared to negative cash flow used in operations for the year ended December 31, 2009 of $121,021 resulting from decreases in activity.  The Company received $36,415 in proceeds from a note payable in 2010 to fund operations.

To date, the Company has met its working capital needs through funds received from sales of our common stock and borrowings in the form of promissory notes described above in addition to advances from AWG in pursuit of the completion of the SHARE EXCHANGE AGREEMENT with AWG outlined in the 8-K filed June 10, 2010 with the SEC. Until operations become profitable, the Company must continue to sell equity or find another source of operating capital. If consummated the share exchange mentioned in the subsequent events section of this 10-K, and filed on Form 8-K with the Securities and Exchange Commission on June 10, 2010, may assist the Company in obtaining more favorable financing terms. However, there can be no assurance that the Company will be able to obtain adequate working capital or additional financing at all or on terms favorable to it.

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

ITEM 8. Financial Statements and Supplementary Data

BehlerMick

Bank of America Financial Center
601 W Riverside, Suite 430
Spokane, WA 99201
United States of America

To the Board of Directors and Stockholders
MIPSolutions, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of MIPSolutions, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period December 19, 2005 (inception) to December 31, 2010. MIPSolutions, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIPSolutions, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period December 19, 2005 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BehlerMick PS

BehlerMick PS
Spokane, Washington
April 15, 2011

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	18	18
Total Current Assets	18	18

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	328	662
TOTAL ASSETS	$346	$680

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$57,829	$89,062
Accrued expense	-	45,000
Accrued interest	3,404	4,074
Accrued payroll	-	89,189
Note payable	28,414	102,883
Note payable - related party	-	28,009
Royalty payable	-	50,000
Common stock to be issued	59,045	41,045
Total Current Liabilities	148,692	449,262

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 20,419,115 and 11,929,721 shares issued
and outstanding, respectively	20,420	11,930
Additional paid-in capital	2,974,125	2,412,357
Deficit accumulated during the development stage	(3,142,891)	(2,872,869)
Total Stockholders' Deficit	(148,346)	(448,582)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$346	$680

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			From December 19, 2005 (Inception) to December 31, 2010
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	119,800	124,300	1,260,275
Depreciation and amortization	335	21,633	57,307
General and administrative	5,412	21,189	197,385
Professional fees	37,708	51,786	420,648
Research and development	-	16,498	186,468
Officers and directors fees	120,000	120,000	658,575
Option fee	-	-	5,000
Travel and meals	1,112	3,574	46,372
Royalty expense	-	100,000	100,000
Lease termination expense	30,000	148,687	178,687
Buyout provision payable	18,750	18,750	37,500
TOTAL OPERATING EXPENSES	333,117	626,417	3,148,217

LOSS FROM OPERATIONS	(333,117)	(626,417)	(3,148,217)

OTHER INCOME (EXPENSE)
Other income	-	92	192
Interest expense	(30,538)	(23,705)	(106,796)
Loss on disposition of assets	-	-	(7,619)
Loss on impairment of assets	-	(125,731)	(125,731)
Forgiveness of debt	93,633	151,647	245,280
TOTAL OTHER INCOME	63,095	2,303	5,326

LOSS BEFORE TAXES	(270,022)	(624,114)	(3,142,891)

INCOME TAX EXPENSE	-	-

NET LOSS	$(270,022)	$(624,114)	$(3,142,891)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	14,200,036	9,737,615

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional	Total
		Common Stock		Paid-in	Stockholders'
	Date	Shares	Amount	Capital	Deficit

Balance at December 19, 2005 (Inception)		-	$-	$-	$-

Common stock issued as founder's shares
at par for patents,	1/10/2006	1,122,000	1,122		1,122

Common stock issued as founder's shares
for subscription receivable at par	1/10/2006	3,468,000	3,468		-

Balance, December 31, 2005		4,590,000	4,590		1,122

Common stock issued for license agreement
fee at par.	1/10/2006	550,000	550	-	550

Common stock issued for additional
founders at par.	1/10/2006	360,000	360	-	360

Common stock issued for services
at $0.50 per share	6/1/2006	100,000	100	49,900	50,000

Common stock issued for services
at $0.50 per share	11/14/2006	100,000	100	49,900	50,000

Common stock and warrants issued for	2/14/2006	60,000	60	29940	30,000
cash at $0.50 per share

Common stock and warrants issued for	2/28/2006	100,000	100	49,900	50,000
cash at $0.50 per share

Common stock and warrants issued for	3/22/2006	10,000	10	4,990	5,000
cash at $0.50 per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional	Total
		Common Stock		Paid-in	Stockholders'
	Date	Shares	Amount	Capital	Deficit

Common stock and warrants issued for	4/6/2006	52,000	52	25,948	26,000
cash at $0.50 per share

Common stock and warrants issued for	4/7/2008	20,000	20	9,980	10,000
cash at $0.50 per share

Common stock and warrants issued for	4/10/2006	40,000	40	19,960	20,000
cash at $0.50 per share

Common stock and warrants issued for	4/18/2006	40,000	40	19,960	20,000
cash at $0.50 per share

Common stock and warrants issued for	4/26/2006	20,000	20	9,980	10,000
cash at $0.50 per share

Common stock and warrants issued for	5/1/2006	8,000	8	3,992	4,000
cash at $0.50 per share

Common stock and warrants issued for	5/9/2006	20,000	20	9,980	10,000
cash at $0.50 per share

Common stock and warrants issued for	5/12/2006	4,000	4	1,996	2,000
cash at $0.50 per share

Common stock and warrants issued for	5/26/2006	20,000	20	9,980	10,000
cash at $0.50 per share

Common stock and warrants issued for	7/5/2006	8,000	8	3,992	4,000
cash at $0.50 per share

Common stock and warrants issued for	7/17/2006	40,000	40	19,960	20,000
cash at $0.50 per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional	Total
		Common Stock		Paid-in	Stockholders'
	Date	Shares	Amount	Capital	Deficit

Common stock and warrants issued for	7/24/2006	50,000	50	24,950	25,000
cash at $0.50 per share

Common stock and warrants issued for	8/23/2006	22,000	22	10,978	11,000
cash at $0.50 per share

Common stock and warrants issued for	8/24/2006	8,000	8	3,992	4,000
cash at $0.50 per share

Common stock and warrants issued for	8/29/2006	5,000	5	2,495	2,500
cash at $0.50 per share

Common stock and warrants issued for	9/1/2006	6,000	6	2,994	3,000
cash at $0.50 per share

Common stock and warrants issued for	9/5/2006	30,000	30	14,970	15,000
cash at $0.50 per share

Common stock and warrants issued for	9/14/2006	10,000	10	4,990	5,000
cash at $0.50 per share

Common stock and warrants issued for	9/19/2006	25,000	25	12,475	12,500
cash at $0.50 per share

Common stock and warrants issued for	9/21/2006	6,000	6	2,994	3,000
cash at $0.50 per share

Common stock and warrants issued for	9/22/2006	30,000	30	14,970	15,000
cash at $0.50 per share

Common stock and warrants issued for	9/26/2006	26,000	26	12,974	13,000
cash at $0.50 per share

Common stock and warrants issued for	10/17/2006	2,000	2	998	1,000
cash at $0.50 per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional	Total
		Common Stock		Paid-in	Stockholders'
	Date	Shares	Amount	Capital	Deficit

Common stock and warrants issued for	10/20/2006	4,000	4	1,996	2,000
cash at $0.50 per share

Common stock and warrants issued for	10/24/2006	20,000	20	9,980	10,000
cash at $0.50 per share

Common stock and warrants issued for	12/11/2006	70,000	70	34,930	35,000
cash at $0.50 per share

Common stock and warrants issued for	12/15/2006	50,000	50	24,950	25,000
cash at $0.50 per share

Common stock and warrants issued for	12/21/2006	54,000	54	26,946	27,000
cash at $0.50 per share

Common stock and warrants issued for	12/29/2006	20,000	20	9,980	10,000
cash at $0.50 per share

Cancelled founder's shares		(1,122,500)	(1,122)	-

Subscriptions received		-	-	-	2,346

Net loss for the year ended
December 31, 2006		-	-	-	(567,699)

Balance, December 31, 2006		5,457,500	$5,458	$538,920	$(23,321)

Common stock and warrants issued for payables	2/18/2007	5,000	5	2,495	2,500
ar $0.50 per share

Common stock issued for services	1/1/2007	150,000	150	74,850	75,000
at $0.50 per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional	Total
		Common Stock		Paid-in	Stockholders'
	Date	Shares	Amount	Capital	Deficit

Common stock and warrants issued for	1/22/2007	4,300	4	2,146	2,150
cash at $0.50 per share

Common stock and warrants issued for	1/24/2007	25,000	25	12,475	12,500
cash at $0.50 per share

Common stock and warrants issued for	1/30/2007	42,000	42	20,958	21,000
cash at $0.50 per share

Common stock and warrants issued for	2/1/2007	20,000	20	9,980	10,000
cash at $0.50 per share

Common stock and warrants issued for	2/9/2007	20,000	20	9,980	10,000
cash at $0.50 per share

Common stock and warrants issued for	2/12/2007	50,000	50	24,950	25,000
cash at $0.50 per share

Common stock and warrants issued for	2/15/2007	9,000	9	4,491	4,500
cash at $0.50 per share

Common stock and warrants issued for	2/17/2007	10,000	10	4,990	5,000
cash at $0.50 per share

Common stock and warrants issued for	3/1/2007	5,000	5	2,495	2,500
cash at $0.50 per share

Common stock and warrants issued for	3/6/2007	5,000	5	2,495	2,500
cash at $0.50 per share

Common stock and warrants issued for	3/9/2007	45,000	45	22,455	22,500
cash at $0.50 per share

Common stock and warrants issued for	3/26/2007	10,000	10	4,990	5,000
cash at $0.50 per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional	Total
		Common Stock		Paid-in	Stockholders'
	Date	Shares	Amount	Capital	Deficit

Common stock issued for exercise of warrants	11/1/2007	5,000	5	2,495	2,500
ar $0.50 per share

Common stock issued for exercise of warrants	11/30/2007	25,000	25	12,475	12,500

Net loss for the year ended
December 31, 2007		-	-	-	(396,472)

Balance, December 31, 2007 (restated)		5,887,800	$5,888	$753,640	$(204,643)

Common stock issued for services
at $0.50 per share	1/29/2008	200,000	200	99,800	100,000

Common stock issued for services
at $0.50 per share	2/8/2008	50,000	50	24,950	25,000

Common stock issued for exercise of warrants
ar $0.50 per share	3/3/2008	30,000	30	14,970	15,000

Common stock issued for services	3/14/2008	125,000	125	74,875	75,000
at $0.60 per share

Common stock issued for services	3/27/2008	300,000	300	206,700	207,000
at $0.69 per share

Common stock issued for exercise of warrants	3/31/2008	25,000	25	12,475	12,500
ar $0.50 per share

Exercise of warrants at $0.50	4/21/2008	2,000	2	998	1,000

Common stock and warrants issued for note
payable at $0.50 per share	4/23/2008	46,000	46	22,954	23,000

Common stock and warrants issued for services	4/25/2008	5,000	5	2,495	2,500
at $0.50 per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional	Total
		Common Stock		Paid-in	Stockholders'
	Date	Shares	Amount	Capital	Deficit

Common stock and warrants issued for cash	5/2/2008	40,000	40	19,960	20,000
at $0.50 per share

Common stock and warrants issued for services	5/5/2008	24,000	24	11,976	12,000
at $0.50 per share

Common stock and warrants issued for	5/6/2008	100,000	100	49,900	50,000
note payable at $0.50 per share

Common stock and warrants issued for	5/27/2008	22,000	22	10,978	11,000
note payable at $0.50 per share

Common stock and 200,000 detached warrants issued	6/4/2008	75,000	75	133,673	133,748
for services at $0.61 per share

Common stock issued for services at $0.61	6/4/2008	100,000	100	60,900	61,000
per share

Common stock issued for services	6/5/2008	8,334	8	4,992	5,000
at $0.60 per share

Common stock and warrants issued for cash	6/6/2008	20,000	20	9,980	10,000
at $0.50 per share

Common stock and warrants issued for assets	6/11/2008	20,400	20	10,180	10,200
at $0.50 per share

Common stock and warrants issued for accrued	6/13/2008	308,400	308	153,892	154,200
payroll at $0.50 per share

Common stock and warrants issued for cash	6/19/2008	10,000	10	4,990	5,000
at $0.50 per share

Common stock and warrants issued for cash	6/23/2008	50,000	50	24,950	25,000
at $0.50 per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional	Total
		Common Stock		Paid-in	Stockholders'
	Date	Shares	Amount	Capital	Deficit

Common stock issued for services at $0.63	6/30/2008	25,000	25	15,725	15,750
per share

Common stock and warrants issued for cash	7/1/2008	20,000	20	9,980	10,000
at $0.50 per share

Common stock and warrants issued for license	7/1/2008	100,000	100	49,900	50,000
fee at $0.50 per share

Common stock issued for services at $0.50	7/1/2008	10,000	10	4,990	5,000
per share

Common stock and warrants issued for cash	7/15/2008	40,000	40	19,960	20,000
at $0.50 per share

Common stock and warrants issued for cash	7/16/2008	10,000	10	4,990	5,000
at $0.50 per share

Common stock and warrants issued for cash	7/17/2008	50,000	50	24,950	25,000
at $0.50 per share

Common stock and warrants issued for cash	7/22/2008	20,000	20	9,980	10,000
at $0.50 per share

Common stock issued for services at $0.50	8/1/2008	10,000	10	4,990	5,000
per share

Common stock issued for exercise of warrants	8/3/2008	10,000	10	4,990	5,000
at $0.50 per share

Warrants issued for services	8/4/2008			35,000	35,000

Common stock issued for services at $0.51	8/5/2008	62,500	63	31,813	31,876
per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional	Total
		Common Stock		Paid-in	Stockholders'
	Date	Shares	Amount	Capital	Deficit

Common stock and warrants issued for cash	8/6/2008	22,000	22	10,978	11,000
at $0.50 per share

Common stock and warrants issued for services	8/6/2008	20,000	20	9,980	10,000
at $0.50 per share

Common stock and warrants issued for cash	8/15/2008	50,000	50	24,950	25,000
at $0.50 per share

Common stock issued for services at $0.50	9/1/2008	10,000	10	4,990	5,000
per share

Common stock and warrants issued for cash	9/10/2008	25,000	25	12,475	12,500
at $0.50 per share

Common stock and warrants issued for cash	9/22/2008	25,000	25	12,475	12,500
at $0.50 per share

Issue costs				(26,351)	(26,351)

Common stock issued for accrued expense	10/1/2008	12,500	12	4,988	5,000
at $0.40 per share

Common stock and warrants issued for note payable	10/9/2008	11,808	12	5,892	5,904
and accrued interest at $0.50 per shares

Common stock issued for note payable and accrued	10/9/2008	84,836	84	42,334	42,418
interest at $0.50 per share

Common stock issued for consulting at $0.39 per share	10/13/2009	50,000	50	19,450	19,500

Common stock issued for accrued expense at	10/15/2009	7,858	8	3,057	3,065
$0.39 per share

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional	Total
		Common Stock		Paid-in	Stockholders'
	Date	Shares	Amount	Capital	Deficit

Common stock and warrants issued for consulting	10/23/2008	24,000	24	11,976	12,000
at $0.50 per share

Common stock and warrants issued for accounts	10/28/2008	30,000	30	14,970	15,000
payable at $0.50 per share

Common stock and warrants issued for consulting	10/29/2008	17,000	17	8,483	8,500
at $0.50 per share

Common stock issued for accrued expense	11/1/2008	20,000	20	4,980	5,000
at $.25 per share

Warrants issued for interest on note payable	11/18/2008	-	-	15,549	15,549

Discount on debt	11/18/2008			13,043	13,043

Net loss for the year ended
December 31, 2008		-	-	-	(1,284,584)

Balance, December 31, 2008		8,216,436	$8,216	$2,121,715	$(118,824)

Common stock issued for conversion of warrants	1/12/2009	100,000	100	49900	50,000

Common stock issued for note and interest payable at
$0.0376 per share	3/12/2009	674,530	675	24465	25,140

Common stock issued for note and interest payable at
$0.05 per share	5/25/2009	501,117	501	24,566	25,067

Common stock issued for note and interest payable at
$0.05 per share	6/4/2009	202,845	203	9966	10,169

Common stock issued for note and interest payable at
$0.05 per share	9/10/2009	220,000	220	10780	11,000

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional	Total
		Common Stock		Paid-in	Stockholders'
	Date	Shares	Amount	Capital	Deficit

Common stock issued for services at $0.08 per share	9/24/2009	1,000,000	1,000	79000	80,000

Common stock issued for accrued payroll at $0.10	10/1/2009	500,000	500	49500	50,000

Common stock issued for note and interest payable at
$0.05 per share	12/24/2009	170,000	170	8330	8,500

Common stock issued for accounts payable at
$0.10 per share	12/31/2009	344,793	345	34135	34,480

Net loss for the year ended
December 31, 2009		-	-	-	(624,114)

Balance, December 31, 2009		11,929,721	$11,930	$2,412,357	$(448,582)

Common stock issued for services at $0.06 per share	1/30/2010	480,000	480	28,320	28,800
					-
Common stock issued for note payable at $0.05 per share	3/22/2010	800,000	800	39,200	40,000
					-
Beneficial conversion rights	3/16/2010			28,000	28,000
					-
Common stock issued for related party note payable at					-
$0.09 per share	4/12/2010	300,000	300	27,709	28,009
					-
Common stock issued for accounts payable and interest					-
at $0.03 per share	8/14/2010	240,000	240	6,960	7,200
					-
Common stock issued for note payable at $0.05 per share	8/23/2010	108,055	108	5,295	5,403
					-
Common stock issued for note payable at $0.05 per share	9/7/2010	546,051	546	26,770	27,316
					-
Common stock issued for services at $0.08 per share	10/18/2010	1,200,000	1,200	94,800	96,000
					-

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Additional	Total
		Common Stock		Paid-in	Stockholders'
	Date	Shares	Amount	Capital	Deficit
Common stock issued for payables at $0.10 per share	10/21/2010	446,419	446	44,196	44,642
					-
Common stock issued for payables at $0.10 per share	12/1/2010	2,368,869	2,369	234,518	236,887
					-
Common stock issued for payables at $0.014 per share	12/1/2010	2,000,000	2,000	26,000	28,000
					-
					-
Net loss for the year ended					-
December 31, 2010		-	-	-	(270,022)

Balance, December 31, 2010		20,419,115	$20,420	$2,974,125	$(148,346)

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended	From December 19, 2005 (Inception) to December 31, 2010
	December 31,	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(270,022)	$(624,114)	$(3,142,891)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	335	21,633	57,307
Loss on disposition of assets	-	-	7,619
Loss on impairment of assets	-	125,731	125,731
Common stock and warrants issued for services	124,800	80,000	1,139,504
Interest expense for beneficial conversion feature	-	-	1,087
Common stock issued for payables	34,073	50,000	164,605
Forgiveness of debt	(93,633)	(151,647)	(245,280)
Financing expense	28,000
Decrease (increase) in:
Prepaid expenses	-	-	(18)
Increase (decrease) in:			-
License fee payable	-	-	(80,000)
Accounts payable	3,107	206,277	286,176
Accrued expense	-	-	45,000
Accrued interest	2,049	2,274	32,396
Accrued payroll	120,000	79,065	413,622
Related party payable	-	27,804	44,009
Buyout provision payable	18,750
Royalty payable	30,000	50,000	80,000
Debt discount	-	11,956	11,956
Common stock to be issued	-	-	41,045
Net cash provided (used) by operating activities	(2,541)	(121,021)	(1,018,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(20,755)
Purchase of license	-	-	(65,000)
Purchase of patents	-	(1,420)	(29,972)
Sale of asset	-	-	9,960
Net cash provided (used) by investing activities	-	(1,420)	(105,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees	-	-	787,676
Warrants issued for financing expense	-	-	15,549
Proceeds from note payable	36,415	131,647	358,151
Repayment of note payable	-	(9,264)	(50,353)
Net cash provided by financing activities	36,415	122,383	1,111,023

Net increase (decrease) in cash and cash equivalents	33,874	(58)	(12,876)
Cash, beginning of period	-	58	-
Cash, end of period	$33,874	$-	$(12,876)

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended	From December 19, 2005 (Inception) to December 31, 2010
	December 31,	December 31,
	2010	2009

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Equipment issued for accounts payable	$-	$7,372	$7,372
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$-	$1,122
Common stock issued for note payable & accrued interest	$117,602	$79,876	$329,800
Common stock issued for asset	$-	$-	$60,200
Common stock issued for officers & directors fees	$209,189	$50,000	$413,389
Common stock issued for accounts payable	$-	$34,480	$34,480
Common stock issued for accrued expense	$45,000	$-	$45,000
Common stock issued for note payable - related party	$28,009	$-	$28,009

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 1,181,355 and 1,431,655 warrants outstanding at December 31, 2010 and 2009, respectively; they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2010.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2010 and 2009.

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

Significant components of the deferred tax assets for the periods ended December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010	December 31, 2009
Net operating loss carryforward	$3,018,000	$2,872,900

Deferred tax asset	$1,026,200	$976,800
Deferred tax asset valuation allowance	(1,026,200)	(976,800)
Net deferred tax asset	$-	$-

At December 31, 2010, the Company has net operating loss carryforwards of approximately $3,018,000 which expire in the years 2026-2030. The change in the allowance account from December 31, 2009 to December 31, 2010 was $49,400.  The Company is no longer subject to US Federal or State income tax examination by tax authorities for years prior to 2007.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $3,142,891 as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

During the period ending December 31, 2010 management began converting portions of it’s outstanding debt for equity as the company continues to work toward compliance with the Share Exchange Agreement of the 8-K filed June 10, 2010 with the SEC. The Company is relying on the consummation of the Share Exchange Agreement to continue as a going concern.  Otherwise, the company would need to raise an estimated $100,000 to continue operations for another 12 months while management reorganizes and looks to alternate opportunities to enhance shareholder value.

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

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

	December 31, 2010	December 31, 2009
Office equipment	$ 1,779	$ 1,779
Lab Equipment	-	-
Total assets	1,779	1,779
Less accumulated depreciation	(1,451)	(1,117)
	$ 328	$ 662

Depreciation expense for the years ended December 31, 2010 and December 31, 2009 was $335 and $780, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

On March 11, 2009, the Company surrendered laboratory equipment and closed its laboratory at Research Park at the University of Utah campus, $11,598 in equipment cost and $4,671 in accumulated depreciation was removed from the balance sheet.  The book value of $6,837 was used to offset the liability owed to RPA of $148,687. See Note 5.

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

DECEMBER 31, 2010

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

DECEMBER 31, 2010

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

During the year ended December 31, 2009, the Company issued 100,000 shares of common stock for the exercise of 100,000 warrants for the payment of a royalty payable valued at $50,000, and 1,768,492 shares of common stock in payment of interest and note payable valued at $79,879, 1,000,000 shares for services valued at $80,000, 500,000 shares of common stock in payment of accrued salaries valued at $50,000 and 344,793 shares of common stock in payment of accounts payable valued at $34,480.  At December 31, 2009 there were 1,345,744 warrants outstanding exercisable at a price of $0.50 which expire between April 2011 and October 2011.  Additionally, there were 85,911 warrants outstanding exercisable at $0.20 which expire in November 2011.

During the year ended December 31, 2010, the Company issued 1,680,000 shares of common stock for services valued at $124,800, 1,454,106 shares of common stock for a note payable valued at $72,719, 300,000 shares of common stock for a related party note payable valued at $28,009, and 5,055,288 shares of common stock for accounts payable and accrued expense and interest valued at $316,729. At December 31, 2010 there were 1,095,444 warrants outstanding exercisable at a price of $0.50 which expire between April 2011 and October 2011.  Additionally, there were 85,911 warrants outstanding exercisable at $0.20 which expire in November 2011.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

NOTE 8 – COMMITMENTS

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors. On August 2, 2010 the Company entered into a Mutual Termination Agreement with JHU/APL. (See Note 9)

On March 17, 2009, the Company entered into a consulting agreement with William R. Wilson to develop mining prospects in Nevada, Colorado and Utah for $2,500 per month plus expenses. This contract was terminated and all amounts owing paid with 64,302 shares of common stock as of December 31, 2010.

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

On April 20, 2009, the Company entered into a consulting agreement with Edward Hunton, the Company’s former Treasurer and Corporate Secretary, to assist with the company filings and other regulatory matters at a cost of $4,000.  This contract was converted to a related party note payable on December 31, 2009. See Note 9.

On May 18, 2009, the Company entered into a consulting agreement with Edward Hunton, the Company’s former Treasurer and Corporate Secretary, to assist with the company filings and other regulatory matters at a cost of $4,000. This contract was converted to a related party note payable on December 31, 2009. See Note 9.

On August 24, 2009, the Company entered into a consulting agreement with Peter Heumann to assist in identifying a potential acquisition at a cost of $5,500. This contract was cancelled in November 2009.

On September 24, 2009, the Company entered into a consulting agreement with Peter Heumann to act as interim CEO for a period of six months for $5,000 per month plus expenses capped at $200, and 1,000,000 shares of stock, valued at $80,000.  This contract was cancelled in November 2009 and an agreement signed to settle the contract with 100,000 shares of common stock valued at $10,000 on December 1, 2010

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 9 - NOTES PAYABLE

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

On November 18, 2008 the Company executed an 18 month 12% Promissory Note in the amount of $25,000 with a current shareholder.  The note is convertible into common shares at a 20% discount to the average closing bid price for the ten days preceding conversion. The note also includes warrants equal to $25,000 based on the average closing price for the ten days preceding the date of the note, exercisable at $0.20 per share for a period of three years. The note contained a beneficial conversion feature computed at its intrinsic value, which was the difference between the conversion price and the fair value of the common stock into which the debt was convertible on the note issuance date, multiplied by the number of shares into which the debt was convertible at the commitment date. The amount attributed to the beneficial conversion feature, or $13,043 was recorded as a debt discount and a component of equity on the issuance date. This note was paid in full in March 2009 with 674,530 shares of common stock.

On March 1, 2009 the Company issued a $10,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. This note was converted into 202,845 shares of common stock as of June 30, 2009.

On March 5, 2009 the Company issued a $40,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to a consultant. This note is secured by all assets of the company. This note was converted into 800,000 shares of common stock on March 22, 2010.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

On May 14, 2009 the Company issued two $25,000 Promissory Notes with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. One of these notes was converted into 501,117 shares of common stock as of June 30, 2009.  The second note was converted into 546,051 shares of common stock on September 7, 2010.

On June 30, 2009 the Company issued a $5,000 Promissory Note with annual interest of 7% and a conversion price of $.05 per share to an existing shareholder. This note was converted into 108,055 shares of common stock on August 23, 2010.

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

On December 31, 2009 the Company issued a related party note payable in the amount of $28,009, bearing no interest in exchange for all outstanding payables due Edward Hunton. In April, 2010, the Company accepted a subscription agreement for a total of 300,000 shares in payment of a related party note payable in the amount of $28,009.

NOTE 10 – IMPAIRMENT OF INTANGIBLES

During the period ended September 30, 2009, an outside lab found that the current formula of the Company’s product was not sufficient to commercialize the technology. As a result substantial doubt existed as to the Company’s ability to realize value from its intangibles.  The net effect of this write down was to record a loss on asset impairment of $125,731.

NOTE 11 – CONVERTIBLE DEBT

In March, 2010 the Company issued a convertible promissory note in the amount of $28,000, bearing no interest and is convertible into shares of the Company’s common stock at a rate of one share for each $0.014 of principal outstanding. The conversion feature of the note resulted in a beneficial conversion amount of $28,000. The value of the beneficial conversion was expensed in the first quarter of 2010 and is included in interest expense in the financial statements.  This note was converted into 2,000,000 shares of common stock in December, 2010.

NOTE 12 - SUBSEQUENT EVENTS

On January 3 2011, the board of directors and the officers of the company voted to suspend salaries for the officers until after a merger with AWG International. This is to be effective as of January 1, 2011.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures (Item 9a (T)

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on a single individual to fill the role of president, chief financial officer and principal accounting officer. Our failure to segregate duties has been a material weakness since inception through the annual period of this report.

Sufficiency of Accounting Resources. The Company has limited accounting personnel to prepare its financial statements, including the consolidation of the Company and its subsidiaries. The insufficiency of our accounting resources has been a material weakness since inception through the annual period of this report.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2010, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company intends, as capital resources allow, to remedy its material weaknesses by:

•

Forming an audit committee made up of independent directors that will oversee management (we have begun this process by seeking out individuals who might act as independent directors).

•

Engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer (our chief executive officer is in the process of seeking out an individual willing to serve as chief financial officer and principal accounting officer).

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Our Bylaws permit the Corporation’s Board of Directors to consist of not less than one (1) nor more than nine (9) directors, unless and until otherwise determined by vote of a majority of the entire Board of Directors.  Directors are elected by a plurality of the votes cast by the holders of Common Stock and serve a one year terms or until their successors have been elected and qualified or until their earlier resignation or removal.  Currently, there are three (3) directors.  The Company considers directors “independent” if they are not an officer, employee, or five (5%) percent shareholder of the Company.

The Board of Directors has both Audit and Compensation Committees that were established in 2008. No incumbent director attended fewer than 100% of the total number of meetings held by all committees on which such director served.  Our board currently appoints the members of the committees.  Our Audit Committee plans to develop a written charter to be approved by our board.  The board has already approved guidelines for the Compensation Committee to follow with respect to corporate officers.  Because of the changes to management and the board that occurred in the fourth quarter of 2008 both committees are staffed by Jeff Lamberson and Gary McDonald, two board members.

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2010.

Name	Age	Position	Date Directorship Commenced
Jeffery Lamberson	40	Director, President	December, 2009
Gary MacDonald Robert Perkinson	42 58	Director, CEO Director	January, 2009 June, 2010

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

Mr. Robert Perkinson, a co-founder of AWG International, Inc., currently serves as AWG International’s President and is a member of the Board of Directors. Between 1997 and 2008, Mr. Perkinson worked on furthering the development of atmospheric water generation technology through various corporate entities as a consultant and on a full time basis with AWG International (BC) in 2008.  Mr. Perkinson’s other past business experience includes being the owner operator of a restaurant in Whistler, BC  from 1984 to 1992, engaging in real estate development from 1992 to 2005 and an owner operator of dairy farms from 1997 to 2004. During 2006 and 2008 Mr. Perkinson increased his consulting time with AWG International (BC) and further researched the AWG industry.

Shareholder Communications

Company shareholders who wish to communicate with the Board of Directors or an individual director may write to MIPSolutions, Inc., 3941 Park Dr., Suite 20-196, El dorado Hills, CA 95762, phone (916) 293-6337 or to the attention of an individual director.  Your letter should indicate that you are a shareholder and whether you own your shares in street name.  Letters received will be retained until the next Board meeting when they will be available to the addressed director.  Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment.  There is no assurance that all communications will receive a response.

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

In addition should the Company succeed in completing a merger or share exchange with a third party all legal requirements including a shareholder vote and/or proxy will be completed in accordance with the rule of law.

Conflict of Interest Policy

Our Internal Control Manual was put in place to guard against any potential conflicts of interest.  As the Company grows it will be the job of the audit committee to decide if additional controls need to be put in place.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Purchases and sales for officers, directors, and 10% shareholders prior to year end 2010 were reported on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 and are incorporated herein by reference.  There were no subsequent purchases and sales of securities for officers, directors, and 10% shareholders in 2009 to report on Form 4 and Form 3 of the Securities Exchange Act of 1934.

ITEM 11.  Executive Compensation

Officer and Director Compensation for 2009 and 2010

Officers and Directors Compensation for 2009

Name	Position	Outside Director's Fee	Inside Director's Fee	Officers Salary/Fee
Gary McDonald	CEO			$ 60,000.00	(1)
Jeffrey Lamberson	President			$ 60,000.00	(2)

NOTES TO COMPENSATION:

(1)

Gary MacDonald converted $70,000 of accrued salary into common shares at $.10 per share in December 2010.

(2)

Jeffery Lamberson converted $ 95,330 of accrued salary and expenses into common shares at $.10 per share in December 2010.

Discussion, Analysis and Overview of Compensation Program

The Company currently has no established compensation program as it is still a development stage company in need of financing.  The two officers of the Company each received a monthly payment of $5,000 when cash was available in the form of a fee payable to them for their services.  When cash was not available, the amount accrued on the books of the Company or was converted to shares.

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

DIRECTOR COMPENSATION

We granted each new Director that came on the board 50,000 restricted shares of our common stock, $.001 par value prior to the recent change in management.  No other compensation has been considered to date but the board plans to address the subject in 2010.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock at December 31, 2007 by each director, executive officer, and each person known by us to own beneficially more than 5% of our common stock.

Beneficial Owner	Beneficial Ownership	Percent of Class
Jeffrey Lamberson	1,521,747	7.9%

Robert Perkinson	1,357,144	7.1%

Gary MacDonald	1,250,000	6.5%

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

ITEM 14.   Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit and the reviews of the Company’s financial statements in 2010 and 2009 were $27,263 and $33,598, respectively.

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

PART IV

ITEM 15.  Exhibits

Exhibit No.	Description
23.1	Consent of BehlerMick PS
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPSolutions, Inc.

Date: April 20, 2011	/s/ Jeffrey Lamberson

By: Jeffrey Lamberson
Its: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 20, 2011	/s/ Jeffrey Lamberson
By: Jeffrey Lamberson
Its: Director and President
(Principal Executive Officer)
Date: April 20, 2011	/s/ Gary MacDonald
By: Gary MacDonald
Its: Director and CEO