Form 10-Q
period 2011-03-31
MIPSolutions, Inc.
filed 2011-05-23
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to   _____________

Commission file number:      333-141927

MIP SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-4047619
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3941 Park Dr, # 20-196, El Dorado Hills, CA	95762
(Address of principal executive offices)	(Zip Code)

(916) 293-6337

(Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    [X]     No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes    [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   At May 19, 2011, 20,419,115 shares of the Company’s common stock were issued and outstanding.

2

MIP SOLUTIONS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

2

ITEM 1.   FINANCIAL STATEMENTS

2

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

9

ITEM 4.  CONTROLS AND PROCEDURES

9

PART II

10

ITEM 1.  LEGAL PROCEEDINGS

10

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

10

ITEM 4.  REMOVED AND RESERVED

10

ITEM 5.  OTHER INFORMATION

10

ITEM 6.  EXHIBITS

10

SIGNATURES

11

2

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	18	18
Total Current Assets	18	18

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	271	328

TOTAL ASSETS	$289	$346

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$58,964	$57,829
Accrued interest	3,404	3,404
Note payable	29,390	28,414
Common stock to be issued	59,045	59,045
Total Current Liabilities	150,803	148,692

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 20,419,115 shares issued and outstanding	20,420	20,420
Additional paid-in capital	2,974,125	2,974,125
Deficit accumulated during the development stage	(3,145,059)	(3,142,891)
Total Stockholders' Deficit	(150,514)	(148,346)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$289	$346

The accompanying notes are an integral part of these financial statements.

2

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

				From December 19, 2005 (Inception) to March 31, 2011
		Three Months Ended
		March 31	March 31
		2011	2010
		(unaudited)	(unaudited)	(unaudited)

REVENUES		$-	$-	$-

OPERATING EXPENSES
Consulting		-	28,800	1,260,275
Depreciation and amortization		57	83	57,364
General and administrative		1,254	1,157	198,639
Professional fees		857	10,407	421,505
Research and development		-	-	186,468
Officers and directors fees		-	30,000	658,575
Option fee		-	-	5,000
Travel and meals		-	888	46,372
Royalty expense		-	30,000	100,000
Lease termination expense		-	-	178,687
Buyout provision expense		-	18,750	37,500
TOTAL OPERATING EXPENSES		2,168	120,085	3,150,385

LOSS FROM OPERATIONS		(2,168)	(120,085)	(3,150,385)

OTHER INCOME (EXPENSE)
Other income		-	-	192
Interest expense		-	(29,143)	(106,796)
Loss on disposition of assets		-	-	(7,619)
Loss on impairment of assets		-	-	(125,731)
Forgiveness of debt		-	-	245,280
TOTAL OTHER INCOME (EXPENSE)		-	(29,143)	5,326

LOSS BEFORE TAXES		(2,168)	(149,228)	(3,145,059)

INCOME TAX EXPENSE		-	-

NET LOSS		$(2,168)	$(149,228)	$(3,145,059)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING, BASIC AND DILUTED		20,419,115	12,409,721

The accompanying notes are an integral part of these financial statements.

2

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended		From December 19, 2005 (Inception) to March 31, 2011	From December 19, 2005 (Inception) to December 31, 2010
	March 31,	March 31
	2011	2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,168)	$(149,228)	$(3,145,059)	(3,142,891)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	57	83	57,364	57,307
Loss on disposition of assets	-	-	7,619	7,619
Loss on impairment of assets	-	-	125,731	125,731
Common stock and warrants issued for services	-	28,800	1,139,504	1,139,504
Interest expense for beneficial conversion feature	-	-	1,087	1,087
Common stock issued for payables	-	-	130,732	130,732
Forgiveness of debt	-	-	(245,280)	(245,280)
Financing expense	-	28,000	28,000	28,000
Decrease (increase) in:			-
Prepaid expenses	-	-	(18)	(18)
Increase (decrease) in:			-
License fee payable	-	-	(80,000)	(80,000)
Accounts payable	1,135	(15,538)	287,310	286,175
Accrued expense	-	-	45,000	45,000
Accrued interest	-	1,143	32,396	32,396
Accrued payroll	-	30,000	413,622	413,622
Related party payable	-	-	44,009	44,009
Buyout provision payable	-	18,750	18,750	18,750
Royalty payable	-	30,000	80,000	80,000
Debt discount	-	-	11,956	11,956
Common stock to be issued	-	-	41,045	41,045
Net cash provided (used) by operating activities	(976)	(27,990)	(1,006,232)	(1,005,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(20,755)	(20,755)
Purchase of license	-	-	(65,000)	(65,000)
Purchase of patents	-	-	(29,972)	(29,972)
Sale of asset	-	-	9,960	9,960
Net cash provided (used) by investing activities	-	-	(105,767)	(105,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees	-	-	787,676	787,676
Warrants issued for financing expense	-	-	15,549	15,549
Proceeds from note payable	976	27,990	359,127	358,151
Repayment of note payable	-	-	(50,353)	(50,353)
Net cash provided by financing activities	976	27,990	1,111,999	1,111,023

Net increase (decrease) in cash and cash equivalents	-	-	-	-

Cash, beginning of period	-	-	-	-
Cash, end of period	$-	$-	$-	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-	-
Income taxes paid	$-	$-	$-	-
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment issued for accounts payable	$-	$-	$7,372	7372
Common stock issued for license	$-	$-	$550	550
Common stock issued for patent	$-	$-	$1,122	1,122
Common stock issued for note payable & accrued interest	$-	$40,000	$329,800	329800
Common stock issued for asset	$-	$-	$60,200	60200
Common stock issued for accounts payable	$-	$-	$34,480	34480
Common stock issued for accrued expense	$-	$-	$45,000	45000
Common stock issued for note payable - related party	$-	$-	$28,009	28009

The accompanying notes are an integral part of these financial statements.

2

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2011

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855):Amendments to Certain Recognition and Disclosure Requirements.  This Update amends Subtopic 855-10, Subsequent Events – Overall, to require SEC filers to evaluate subsequent events through the date that the financial statements are issued, but does not require them to disclose the date through which subsequent events have been evaluated.

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

MARCH 31, 2011

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the deferred tax assets for the periods ended March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Net operating loss carryforward	$ 3,020,100	$ 3,018,000

Deferred tax asset	$ 1,026,860	$ 1,026,200
Deferred tax asset valuation allowance	(1,026,860)	(1,026,200)
Net deferred tax asset	$ -	$ -

At March 31, 2011, the Company has net operating loss carryforwards of approximately $3,020,100 which expire in the years 2026-2031.  The change in the allowance account from December 31, 2010 to March 31, 2011 was $660.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $3,145,059 as of March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  However, the Company is currently pursuing other opportunities that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

During the period ending December 31, 2010 management began converting portions of it’s outstanding debt to equity as the company continues to work toward compliance with the Share Exchange Agreement of the 8-K filed June 10, 2010 with the SEC. The Company is relying on the consummation of the Share Exchange Agreement to continue as a going concern.  Otherwise, the company would need to raise an estimated $100,000 to continue operations for another 12 months while management reorganizes and looks to alternate opportunities to enhance shareholder value.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2011	December 31, 2010
Office equipment	$ 1,779	$ 1,779
Total assets	1,779	1,779
Less accumulated depreciation	(1,508)	(1,451)
	$ 271	$ 328

Depreciation and amortization expense for the period ended March 31, 2011 and March  31, 2010 was $57 and $83, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the period ended March 31, 2011, the Company did not issue any stock.

NOTE 5 – COMMITMENTS

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors. On August 2, 2010 the Company entered into a Mutual Termination Agreement with JHU/APL. (See Note 6)

On March 17, 2009, the Company entered into a consulting agreement with William R. Wilson to develop mining prospects in Nevada, Colorado and Utah for $2,500 per month plus expenses. This contract was terminated and all amounts owing were paid with 64,302 shares of common stock as of December 31, 2010.

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

MARCH 31, 2011

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

The Company signed a loan agreement with JHU/APL on July 1, 2008 to satisfy the cash requirements of Amendment #3 to the License Agreement between the Company and JHU/APL dated December 26, 2007.  Under the terms of the loan agreement the Company will make monthly payments as follows:

July 31, 2008	$ 10,000
August 31, 2008	5,000
September 30, 2008	5,000
October 31, 2008	5,000
November 30, 3008	5,000
December 31, 2008	5,000
January 31, 2009	5,000
February 28, 2009	5,000
March 31, 2009	5,000
April 30, 2009	$ 3,929.18

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

NOTE 7 – CONVERTIBLE DEBT

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

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 8 - SUBSEQUENT EVENTS

On April 26, 2011 the Board of Directors recommended to the shareholders of MIPSolutions to:

1. Change its name from MIP Solutions, Inc. to AWG International Water Corporation.

2. Increase the authorized number of shares of our common stock from 50,000,000 shares to 500,000,000 shares of common stock, par value $0.001.

3. Alter the authorized share capital to authorize the issuance of up to 100,000,000 shares of preferred stock, par value of $0.001 per share, for which the directors of the Corporation may fix and determine the designations, rights, preferences or other variation so each class or series within each class of the Preferred Shares.

4. Amend the Corporation's Bylaws to replace them in their entirety with new Bylaws, previously circulated to the board of directors.

The Company is continuing to tally the Shareholder Consent forms at the time of the filing of this document.

Subsequent events have been evaluated through the date the financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

Currently the Company lacks the necessary funds to proceed with its business operations over the next twelve months. As of March 31, 2011 the Company had no available cash.  The Company must raise additional capital through a Private Placement Offering of equity or debt securities or merge with another Company or it will have to cease operations.

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

On August 10, 2010, the board of directors of MIP Solutions, Inc. (“MIPS”) approved and ratified by consent resolution a Mutual Termination Agreement (the “Termination Agreement”), between MIPS and Johns Hopkins University acting through its Applied Physics Laboratory (“JHU”).  The Termination agreement concerns the termination of a License dated January 23, 2006 to exploit certain molecular imprinting technology granted to MIPS by JHU and all other agreements and understandings between them (collectively, the “License”), resulting in all of MIPS’ rights in and to the intellectual property that was the subject of the License reverting back to JHU at no cost to JHU.

In accordance with the provisions of the Mutual Termination Agreement, MIPS has agreed to pay JHU the sum of $20,000 within a period of 20 days following the completion of a proposed reverse-takeover of MIPS by AWG International Inc., a corporation formed under the laws of the State of Nevada; and issue to JHU 600,000 restricted shares of MIPS’ common stock within a period of 20 days following the proposed reverse takeover (the “Condition Precedent”).

Subject to the performance by MIPS of the Condition Precedent, the License will be terminated, with each party having no recourse against the other therefore; and JHU and MIPS will release and forever discharged each other and their respective present and former officers, directors, shareholders, employees, representatives, agents, attorneys, executors, administrators, heirs, assigns and successors in interest from all past, present and future claims, demands, obligations, and causes of action of any nature whatsoever, whether in tort (including, without limitation, acts of active negligence), contract or any other theory of recovery in law or equity, whether for compensatory or punitive damages, equitable relief or otherwise, and whether now known or unknown, suspected or unsuspected, which are based upon or arise out of or in connection with the terminated agreements.

There is no material relationship between MIPS or its affiliates and JHU other than in respect of the License and the Termination Agreement.

We continue to seek additional capital to fund our general and administrative expenses.  In addition we intend to close the transaction with AWG International outlined as Exhibit 2.1 entitled “SHARE EXCHANGE AGREEMENT” of the 8-K filed June 10, 2010.

Results of Operations for the Quarter Ended March 31, 2011 and March 31, 2010

Net Sales

The Company is a Development Stage company and has no revenue.

Net Loss

The Company had a net loss of $2,168 for the quarter ended March 31, 2011 compared to a net loss of $149,228 for the quarter ended March 31, 2010. The decrease was primarily due to a reduction in payroll and the termination of our ongoing commitment to The Johns Hopkins University.

Operating Expenses

The Company incurred total operating expenses of $2,168 for the quarter ended March 31, 2011 compared to total operating expenses of $120,085 for the quarter ended March 31, 2010.

Consulting expenses decreased $28,800 from $28,800 to $0 primarily due to lack of need for consultants.

Interest Expense

The Company recorded a decrease in interest expense of $29,143 from interest of $0 for the quarter ending March 31, 2011 compared to $29,143 in March 31, 2010.  This decrease in interest was primarily due to the conversion of debt to equity owed to various different creditors.

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

At March 31, 2011, the Company had no cash, total current assets of $18, total current liabilities of $150,803 and total stockholders' deficit of $150,514 compared to current liabilities of $148,692 and total stockholders' deficit of $148,346 for the period ending December 31, 2010.

Going Concern

As shown in the accompanying financial statements and more fully detailed in our 2010 Annual Report on Form 10-K, we have incurred significant losses since inception and have not generated any revenues to date.  The future of our company is dependent upon our ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has met its working capital needs through funds received from shareholder loans.  Until operations become profitable, the Company must continue to sell equity or incur debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an ealuation was carried out bt the company’s management, with the participation of the company’s President otf the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the President, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weakness in internal control over financial reporting, as of December 31, 2010, described in the 2010 Annual Report on Form 10-K, The company’s President  concluded that, as of March 31, 2011 the company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been no progress towards remediating our previously disclosed material weakness due to the lack of funding.

PART II

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

REMOVED AND RESERVED

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 19, 2011

MIP Solutions, Inc.

(Registrant)

          /s/ Gary McDonald

/s/ Jeffrey Lamberson

By:________________________________

________________________________

Gary McDonald

Jeffrey Lamberson

Chief Executive Officer

President, Chief Financial Officer

Principal Accounting Officer

11