Form 10-Q
period 2011-06-30
MIPSolutions, Inc.
filed 2011-08-22
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

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

Yes    [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   At August 22, 2011, 20,419,115 shares of the Company’s common stock were issued and outstanding.

MIP SOLUTIONS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2011

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATEMENTS

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

10

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

13

ITEM 4.

CONTROLS AND PROCEDURES

13

PART II

14

ITEM 1.

LEGAL PROCEEDINGS

14

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

14

ITEM 4.

REMOVED AND RESERVED

14

ITEM 5.

OTHER INFORMATION

14

ITEM 6.

EXHIBITS

14

SIGNATURES

15

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	-	18
Total Current Assets	-	18

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	220	328

TOTAL ASSETS	$220	$346

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$71,702	$57,829
Accrued interest	2,933	3,404
Note payable	29,390	28,414
Common stock to be issued	59,045	59,045
Total Current Liabilities	163,070	148,692

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value; 500,000,000 shares
authorized, 20,419,115 shares issued and outstanding, respectively	20,420	20,420
Additional paid-in capital	2,974,125	2,974,125
Deficit accumulated during the development stage	(3,157,395)	(3,142,891)
Total Stockholders' Deficit	(162,850)	(148,346)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$220	$346

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From December 19, 2005 (Inception) to June 30, 2011
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	-	5,000	-	33,800	1,260,275
Depreciation and amortization	51	83	108	166	57,415
General and administrative	18	1,710	518	2,867	197,903
Professional fees	12,739	24,729	14,349	35,136	434,997
Research and development	-	-	-	-	186,468
Officers and directors fees	-	30,000	-	60,000	658,575
Option fee	-	-	-	-	5,000
Travel and meals	-	888	-	1,777	46,372
Royalty expense	-	-	-	30,000	100,000
Lease termination expense	-	-	-	-	178,687
Buyout provision payable	-	-	-	18,750	37,500
TOTAL OPERATING EXPENSES	12,808	62,410	14,975	182,496	3,163,192

LOSS FROM OPERATIONS	(12,808)	(62,410)	(14,975)	(182,496)	(3,163,192)

OTHER INCOME (EXPENSE)
Other income	471	-	471	-	663
Interest expense	-	(523)	-	(29,666)	(106,796)
Loss on disposition of assets	-	-	-	-	(7,619)
Loss on impairment of assets	-	-	-	-	(125,731)
Forgiveness of debt	-	-	-	-	245,280
TOTAL OTHER INCOME	471	(523)	471	(29,666)	5,797

LOSS BEFORE TAXES	(12,337)	(62,933)	(14,504)	(212,162)	(3,157,395)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(12,337)	$(62,933)	$(14,504)	$(212,162)	$(3,157,395)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	20,419,115	12,409,721	20,419,115	9,000,777

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended	From December 19, 2005 (Inception) to June 30, 2011
	June 30,	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,504)	$(212,162)	$(3,157,395)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	108	166	57,415
Loss on disposition of assets	-	-	7,619
Loss on impairment of assets	-	-	125,731
Common stock and warrants issued for services	-	28,800	1,139,504
Interest expense for beneficial conversion feature	-	-	1,087
Common stock issued for payables	-	-	164,605
Forgiveness of debt	-	-	(245,280)
Financing expense	-	28,000	-
Decrease (increase) in:	-		-
Prepaid expenses	18	-	-
Increase (decrease) in:
License fee payable	-	-	(80,000)
Accounts payable	13,873	4,267	312,925
Accrued expense	-	-	45,000
Accrued interest	(471)	1,666	31,925
Accrued payroll	-	60,000	413,622
Related party payable	-	-	44,009
Buyout provision payable	-	18,750	-
Royalty payable	-	30,000	80,000
Debt discount	-	-	11,956
Common stock to be issued	-	-	41,045
Net cash provided (used) by operating activities	(976)	(40,513)	(1,006,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(20,755)
Purchase of license	-	-	(65,000)
Purchase of patents	-	-	(29,972)
Sale of asset	-	-	9,960
Net cash provided (used) by investing activities	-	-	(105,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees	-	-	787,676
Warrants issued for financing expense	-	-	15,549
Proceeds from note payable	976	40,513	359,127
Repayment of note payable	-	-	(50,353)
Net cash provided by financing activities	976	40,513	1,111,999

Net increase (decrease) in cash and cash equivalents	-	-	-

Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Equipment issued for accounts payable	$-	$-	$7,372
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$-	$1,122
Common stock issued for note payable & accrued interest	$-	$40,000	$329,800
Common stock issued for asset	$-	$-	$60,200
Common stock issued for officers & directors fees	$-	$-	$413,389
Common stock issued for accounts payable	$-	$-	$34,480
Common stock issued for accrued expense	$-	$-	$45,000
Common stock issued for related party payable	$-	$28,009	$28,009

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

JUNE 30, 2011

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

Significant components of the deferred tax assets for the periods ended June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Net operating loss carryforward	$ 3,032,500	$ 3,018,000
Deferred tax asset	$ 1,031,100	$ 1,026,200
Deferred tax asset valuation allowance	(1,031,100)	(1,026,200)
Net deferred tax asset	$ -	$ -

At June 30, 2011, the Company has net operating loss carryforwards of approximately $3,032,500 which expire in the years 2026-2031.  The change in the allowance account from December 31, 2010 to June 30, 2011 was $4,900.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $3,157,395 as of June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  However, the Company is currently pursuing other opportunities that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

During the period ending December 31, 2010 management began converting portions of its outstanding debt for equity as the company continues to work toward compliance with the Share Exchange Agreement of the 8-K filed June 10, 2010 with the SEC. The Company is relying on the consummation of the Share Exchange Agreement to continue as a going concern.  Otherwise, the company would need to raise an estimated $100,000 to continue operations for another 12 months while management reorganizes and looks to alternate opportunities to enhance shareholder value.  Effective June 8, 2011, the Share Exchange Agreement was terminated, however, subsequent to period end, the company has been in negotiations to reinstate the merger agreement with AWG International.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2011	December 31, 2010
Office equipment	$ 1,779	$ 1,779
Total assets	1,779	1,779
Less accumulated depreciation	(1,560)	(1,451)
	$ 219	$ 328

Depreciation and amortization expense for the three and six month periods ended June 30, 2011 and December 31, 2010 was $51, $108 and $335, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the period ended June 30, 2011, the Company did not issue any stock.

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

On March 5, 2009 the Company issued a $40,000 Promissory Note with annual interest of 7% and a conversion price of $0.05 per share to a consultant. This note is secured by all assets of the company.  This note was converted into common stock on March 22, 2010; the accrued interest is still outstanding.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

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

The last payment consists of a $2,500 penalty fee and 8% per annum interest.

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

NOTE 7 – CONVERTIBLE DEBT

In March, 2010 the Company issued a convertible promissory note in the amount of $28,000, bearing no interest and is convertible into shares of the Company’s common stock at a rate of one share for each $0.14 of principal outstanding. The conversion feature of the note resulted in a beneficial conversion amount of $28,000. The value of the beneficial conversion was expensed in the first quarter of 2010.

NOTE 8 - SUBSEQUENT EVENTS

The Company's board of directors has authorized the Company to conduct a $500,000 non-public private placement of units comprised of one share of common stock and one common stock purchase warrant for $0.04 per unit.  The warrants will be exercisable at $0.06 per share and are subject to the Company's call provisions.  The offering will be limited to investors with whom the Company's management and shareholders have a substantive and pre-existing relationships.

Subsequent events have been evaluated through the date the financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

Currently the Company lacks the necessary funds to proceed with its business operations over the next twelve months. As of June 30, 2011 the Company had no available cash.  The Company must raise additional capital through a Private Placement Offering of equity or debt securities or merge with another Company or it will have to cease operations.

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

Subject to the performance by MIPS of the Condition Precedent, the License will be terminated, with each party having no recourse against the other; and JHU and MIPS will release and forever discharged each other and their respective present and former officers, directors, shareholders, employees, representatives, agents, attorneys, executors, administrators, heirs, assigns and successors in interest from all past, present and future claims, demands, obligations, and causes of action of any nature whatsoever, whether in tort (including, without limitation, acts of active negligence), contract or any other theory of recovery in law or equity, whether for compensatory or punitive damages, equitable relief or otherwise, and whether now known or unknown, suspected or unsuspected, which are based upon or arise out of or in connection with the terminated agreements.

There is no material relationship between MIPS or its affiliates and JHU other than in respect of the License and the Termination Agreement.

We continue to seek additional capital to fund our general and administrative expenses.

We have reentered negotiations with AWG International with a view to enter into a new agreement to acquire AWG International, Inc. as an operating subsidiary.  We have not executed any definitive agreement.  Our proposed acquisition was initially disclosed in a Current Report filed on Form 8-K on June 10, 2010.  This original agreement was terminated earlier this year but have entered into negotiation to amend and reinstate the agreement.

Results of Operations for the Quarter Ended June 30, 2011 and June 30, 2010

Net Sales

The Company is a Development Stage company and has no revenue.

Net Loss

The Company had a net loss of $12,337 for the quarter ended June 30, 2011 compared to a net loss of $62,933 for the quarter ended June 30, 2010. The decrease was primarily due to a reduction in payroll and the termination of our ongoing commitment to The Johns Hopkins University.

Operating Expenses

The Company incurred total operating expenses of $12,808 for the quarter ended June 30, 2011 compared to total operating expenses of $62,410 for the quarter ended June 30, 2010.

Consulting expenses decreased $5,000 from $5,000 to $0 primarily due to a lack of need for consultants.

Professional fees decreased $11,990 from $24,729 to $12,739 primarily as a result of the reduction in corporate activity.

The Company’s general and administrative expenses decreased $1,692 from $1,710 for the quarter ended June 30, 2010 to $18 for the quarter ended June 30, 2011.  The decrease resulted principally from a lack of operations during the restructuring period.

Interest Expense

The Company recorded a decreased in interest expense of $523 from interest of $0 in for the quarter ending June 30, 2011 compared to $523 in June 30, 2010.  This decrease in interest was primarily due to the conversion of debt to equity owed to various different creditors.

The Company has no off-balance sheet arrangements.

Results of Operations for the Six Months Ended June 30, 2011 and June 30, 2010

Net Sales

The Company is a Development Stage company and has no revenue.

Net Loss

The Company had a net loss of $14,504 for the six months ended June 30, 2011 compared to a net loss of $212,162 for the six months ended June 30, 2010. The decrease was primarily due to a reduction in payroll and the termination of our ongoing commitment to The Johns Hopkins University.

Operating Expenses

The Company incurred total operating expenses of $14,975 for the six months ended June 30, 2011 compared to total operating expenses of $182,496 for the six months ended June 30, 2010.

Consulting expenses decreased $33,800 from $33,800 to $0 primarily due to lack of need for consultants.

Professional fees decreased $20,787 from $35,136 to $14,349 primarily as a result of the reduction in corporate activity.

The Company’s general and administrative expenses decreased $2,349 from $2,867 for the six months ended June 30, 2010 to $518 for the six months ended June 30, 2011.  The decrease resulted principally from a lack of operations during the restructuring period.

Interest Expense

The Company recorded a decreased in interest expense of $523 from interest of $0 for the six months ending June 30, 2011 compared to $29,666 for the six months ended June 30, 2010.  This decrease in interest was primarily due to the conversion of debt to equity owed to various different creditors.

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

At June 30, 2011, the Company had no cash, total current assets of $220, total current liabilities of $163,070 and total stockholders' deficit of $162,850 compared to current liabilities of $536,449 and total stockholders' deficit of $535,935 at June 30, 2010.

The Company’s unaudited financial statements for the quarter ended June 30, 2011 contain a “going concern” qualification.  As discussed in Note 2 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

The Company experienced negative cash flow used in operations during the six months ended June 30, 2011 of $976 compared to negative cash flow used in operations for the six months ended June 30, 2010 of $40,513.

To date, the Company has met its working capital needs through funds received from shareholder loans.  Until operations become profitable, the Company must continue to sell equity or incur debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There has been no progress towards remediating our previously disclosed material weaknesses due to lack of funding.

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

Date:  August 22, 2011

MIP Solutions, Inc.

(Registrant)

           /s/ Gary McDonald

       /s/ Jeffrey Lamberson

By:________________________________

By: ________________________________

Gary McDonald

        Jeffrey Lamberson

Chief Executive Officer

        President, Chief Financial Officer

        Principal Accounting Officer

15