Form 10-Q
period 2011-09-30
MIPSolutions, Inc.
filed 2011-11-21
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to   _____________

Commission file number:      333-141927

MIP SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-4047619
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3941 Park Dr #20-196 El Dorado Hills, Ca	95762
(Address of principal executive offices)	(Zip Code)

(916) 293-6337

(Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    [X]     No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    [ X ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes    [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   At November 21, 2011,  24,794,115 shares of the Company’s common stock were issued and outstanding.

MIP SOLUTIONS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATEMENTS

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

10

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

12

ITEM 4.

CONTROLS AND PROCEDURES

12

PART II

13

ITEM 1.

LEGAL PROCEEDINGS

13

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4.

REMOVED AND RESERVED

13

ITEM 5.

OTHER INFORMATION

13

ITEM 6.

EXHIBITS

13

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$18,164	$-
Prepaid expenses	-	18
Note receivable	228,768	-
Total Current Assets	246,932	18

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	205	328

TOTAL ASSETS	$247,137	$346

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$47,436	$57,829
Accrued interest	2,933	3,404
Note payable	196,481	28,414
Common stock to be issued	184,045	59,045
Total Current Liabilities	430,895	148,692

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value; 500,000,000 shares
authorized, 20,419,115 shares issued and outstanding	20,420	20,420
Additional paid-in capital	2,978,625	2,974,125
Deficit accumulated during the development stage	(3,182,803)	(3,142,891)
Total Stockholders' Deficit	(183,758)	(148,346)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$247,137	$346

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
								From
		Three Months Ended				Nine Months Ended		December 19, 2005
		September 30,		September 30,		September 30,	September 30,	(Inception) to
		2011		2010		2011	2010	September 30, 2011
		(unaudited)		(unaudited)		(unaudited)	(unaudited)	(unaudited)
REVENUES		$-		$-		$-	$-	$-

OPERATING EXPENSES
Consulting		-		-		-	33,800	1,260,275
Depreciation and amortization		13		84		121	250	57,428
General and administrative		712		1,884		1,230	4,615	198,615
Professional fees		10,680		4,761		25,030	34,897	445,678
Research and development		-		-		-	-	186,468
Officers and directors fees		-		30,000		-	90,000	658,575
Option fee		-		-		-	-	5,000
Travel and meals		-		-		-	888	46,372
Royalty expense		-		-		-	30,000	100,000
Lease termination expense		-		-		-	-	178,687
Buyout provision payable		-		-		-	18,750	37,500
TOTAL OPERATING EXPENSES		11,405		36,729		26,381	213,200	3,174,598

LOSS FROM OPERATIONS		(11,405)		(36,729)		(26,381)	(213,200)	(3,174,598)

OTHER INCOME (EXPENSE)
Other income		-		-		-	-	192
Interest expense		(439)		(811)		(194)	(30,477)	(106,990)
Financing expense		-		-		(13,337)	-	(13,337)
Forgiveness of debt		-		-		-	-	(7,619)
Loss on impairment of assets		-		-		-	-	(125,731)
Forgiveness of debt		-		93,633		-	93,633	245,280
TOTAL OTHER INCOME		(439)		92,822		(13,531)	63,156	(8,205)

LOSS BEFORE TAXES		(11,844)		56,093		(39,912)	(150,044)	(3,182,803)

INCOME TAX EXPENSE		-		-		-	-	-

NET LOSS		$(11,844)		$56,093		$(39,912)	$(150,044)	$(3,182,803)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$(0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		20,419,115		13,923,775		20,419,115	13,369,961

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From
	Nine Months Ended		December 19, 2005
	September 30,	September 30,	(Inception) to
	2011	2010	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,912)	$(150,044)	$(3,182,803)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	121	250	57,428
Loss on disposition of assets	-	-	7,619
Loss on impairment of assets	-	-	125,731
Common stock and warrants issued for services	-	28,800	1,139,504
Interest expense for beneficial conversion feature	-	-	1,087
Common stock issued for payables	-	200	164,605
Forgiveness of debt	-	(93,633)	(245,280)
Financing expense	4,500	28,000	4,500
Decrease (increase) in:	-		-
Prepaid expenses	18	-	-
Increase (decrease) in:
License fee payable	-	-	(80,000)
Accounts payable	(10,391)	10,105	288,661
Accrued expense	-	-	45,000
Accrued interest	(471)	2,049	31,925
Accrued payroll	-	90,000	413,622
Related party payable	-	-	44,009
Buyout provision payable	-	18,750	-
Royalty payable	-	30,000	80,000
Debt discount	-	-	11,956
Common stock to be issued	-	-	41,045
Net cash provided (used) by operating activities	(46,135)	(35,523)	(1,051,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(20,755)
Purchase of license	-	-	(65,000)
Increase in notes receivable	(228,768)		(228,768)
Purchase of patents	-	-	(29,972)
Sale of asset	-	-	9,960
Net cash provided (used) by investing activities	(228,768)	-	(334,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees	-	-	787,676
Warrants issued for financing expense	-	-	15,549
Common stock to be issued	125,000	-	125,000
Proceeds from note payable	168,067	35,523	526,218
Repayment of note payable	-	-	(50,353)
Net cash provided by financing activities	293,067	35,523	1,404,090

Net increase (decrease) in cash and cash equivalents	18,164	-	18,164

Cash, beginning of period	-	-	-
Cash, end of period	$18,164	$-	$18,164

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Equipment issued for accounts payable	$-	$-	$7,372
Issuance of warrant with note payable	$4,500	$-	$4,500
Common stock issued for license	$-	$-	$550
Common stock issued for patent	$-	$-	$1,122
Common stock issued for note payable & accrued interest	$-	$74,819	$329,800
Common stock issued for asset	$-	$-	$60,200
Common stock issued for officers & directors fees	$-	$-	$413,389
Common stock issued for accounts payable	$-	$-	$34,480
Common stock issued for accrued expense	$-	$-	$45,000
Common stock issued for related party payable	$-	$28,009	$28,009

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Recent Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying interim financial statements.

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

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Significant components of the deferred tax assets for the periods ended September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Net operating loss carryforward	$ 3,026,000	$ 3,018,000

Deferred tax asset	$ 1,028,800	$ 1,026,200
Deferred tax asset valuation allowance	(1,028,800)	(1,026,200)
Net deferred tax asset	$ -	$ -

At September 30, 2011, the Company has net operating loss carryforwards of approximately $3,026,000 which expire in the years 2026-2031.  The change in the allowance account from December 31, 2010 to September 30, 2011 was $2,600.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $3,169,466 as of September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  However, the Company is currently pursuing other opportunities that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

During the period ending December 31, 2010 management began converting portions of its outstanding debt for equity as the company continues to work toward compliance with the Share Exchange Agreement of the 8-K filed June 10, 2010 with the SEC. The Company is relying on the consummation of the Share Exchange Agreement to continue as a going concern.  Otherwise, the company would need to raise an estimated $100,000 to continue operations for another 12 months while management reorganizes and looks to alternate opportunities to enhance shareholder value.  Effective June 8, 2011, the Share Exchange Agreement was terminated, however, subsequent to period end, the Share Exchange Agreement was amended and reinstated.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2011	December 31, 2010
Office equipment	$ 1,779	$ 1,779
Total assets	1,779	1,779
Less accumulated depreciation	(1,574)	(1,451)
	$ 205	$ 328

Depreciation and amortization expense for the nine month period ended September 30, 2011 and 2010 was $121 and $250, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the period ended September 30, 2011, the Company did not issue any stock. During the three months ended September 30, 2011, the Company’s Board of Directors approved an offer to sell up to 12,500,000 shares of common stock at a price of $0.04 per share for total consideration of $500,000 in a private placement offering under Section 4(2) and Rule 506 of Regulation D of the Securities Exchange Act.  Each share sold will include a stock purchase warrant which is exercisable at $0.06 per share.   The Company sold 3,125,000 shares of common stock for proceeds of $125,000 under this offering. These shares were sold during the three months ended September 30, 2011, however, the shares have not yet been issued.

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

SEPTEMBER 30, 2011

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

On September 29, 2011, the Company entered into a promissory note agreement with the Coghlan Family Corporation of $150,000.  The note bears interest at 12% per annum and is due March 29, 2012.  The note is secured by Series A preferred stock. The Company will be required to authorize and designate a Series A preferred stock.  In connection with the promissory note, the Company issued a detachable warrant to purchase 150,000 shares of common stock to the Coghlan Family Corporation.  The warrant is exercisable for a five year term at $0.06 per share.  The warrant was valued at $4,500 and is recorded as debt discount to be amortized over the 6 month life of the promissory note.

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

NOTE 8 – NOTES RECEIVABLE

On September 29, 2011, the Company executed notes receivable for $175,583.  The notes do not bear interest, are unsecured and due on March 29, 2012. Imputed interest of $4,500 has been recognized on the notes as a discount.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to period end, the Company’s Board of Directors approved an additional offer to sell up to 1,250,000 shares of common stock at a price of $0.04 per share for total consideration of $50,000 in a private placement offering under Section 4(2) and Rule 506 of Regulation D of the Securities Exchange Act.  Each share sold will include a stock purchase warrant which is exercisable at $0.06 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

Currently the Company lacks the necessary funds to proceed with its business operations over the next twelve months. As of September 30, 2011 the Company had approximately $18,200 in available cash.  The Company must raise additional capital through a Private Placement Offering of equity or debt securities or merge with another Company or it will have to cease operations.

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

Subject to the performance by MIPS of the Condition Precedent, the License will be terminated, with each party having no recourse against the other therefore; and JHU and MIPS will release and forever discharge each other and their respective present and former officers, directors, shareholders, employees, representatives, agents, attorneys, executors, administrators, heirs, assigns and successors in interest from all past, present and future claims, demands, obligations, and causes of action of any nature whatsoever, whether in tort (including, without limitation, acts of active negligence), contract or any other theory of recovery in law or equity, whether for compensatory or punitive damages, equitable relief or otherwise, and whether now known or unknown, suspected or unsuspected, which are based upon or arise out of or in connection with the terminated agreements.

There is no material relationship between MIPS or its affiliates and JHU other than in respect of the License and the Termination Agreement.

We continue to seek additional capital to fund our general and administrative expenses.

We have reentered negotiations with AWG International with a view to enter into a new agreement to acquire AWG International, Inc. as an operating subsidiary.  We have not executed any definitive agreement.  Our proposed acquisition was initially disclosed in a Current Report filed on Form 8-K on September 10, 2010.  This original agreement was terminated earlier this year.

Results of Operations for the Quarter Ended September 30, 2011 and September 30, 2010

Net Sales

The Company is a development stage company and has no revenue.

Net Loss

The Company had a net loss of $11,844 for the quarter ended September 30, 2011 compared to a net income of $56,093 for the quarter ended September 30, 2010. The decrease was primarily due to a reduction in payroll and the termination of our ongoing commitment to The Johns Hopkins University; and the 2010 gain on forgiveness of debt not recurring.

Operating Expenses

The Company incurred total operating expenses of $11,405 for the quarter ended September 30, 2011 compared to total operating expenses of $36,729 for the quarter ended September 30, 2010.

Professional fees increased $5,919 from $4,761 to $10,680 primarily as a result of the increase in corporate activity and restructuring.

Interest Expense

The Company recorded a decrease in interest expense of $372 from interest of $439 in for the quarter ending September 30, 2011 compared to $811 in September 30, 2010.

The Company has no off-balance sheet arrangements.

Results of Operations for the Nine Months Ended September 30, 2011 and September 30, 2010

Net Sales

The Company is a development stage company and has no revenue.

Net Loss

The Company had a net loss of $26,575 for the nine months ended September 30, 2011 compared to a net loss of $150,044 for the nine months ended September 30, 2010. The decrease was primarily due to a reduction in payroll and the termination of our ongoing commitment to The Johns Hopkins University.

Operating Expenses

The Company incurred total operating expenses of $26,381 for the nine months ended September 30, 2011 compared to total operating expenses of $213,200 for the nine months ended September 30, 2010.

Consulting expenses decreased $33,800 from $33,800 to $0 primarily due to the lack of need for consultants.

Professional fees decreased $20,787 from $34,897 to $25,030 primarily as a result of the reduction in corporate activity.

The Company’s general and administrative expenses decreased $3,387 from $4,615 for the nine months ended September 30, 2010 to $1,228 for the nine months ended September 30, 2011. The decrease resulted principally from a lack of operations during the restructuring period.

Interest Expense

The Company recorded a decrease in interest expense of $30,283 from interest of $194 for the nine months ending September 30, 2011 compared to $30,477 for the nine interest months ended September 30, 2010.  This decrease in interest was primarily due to the conversion of debt to equity owed to various different creditors.

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

At September 30, 2011, the Company had $18,164 of cash, total current assets of $246,932, total current liabilities of $430,895 and total stockholders' deficit of $183,758 compared to $18 of total current assets, current liabilities of $148,692 and total stockholders' deficit of $148,346 at December 31, 2010.

The Company’s unaudited financial statements for the quarter ended September 30, 2011 contain a “going concern” qualification.  As discussed in Note 2 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

The Company experienced negative cash flow used in operations during the nine months ended September 30, 2011 of $46,135 compared to negative cash flow used in operations for the nine months ended September 30, 2010 of $35,523.

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

Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There has been no progress towards remediating our previously disclosed material weaknesses due to lack of funding.

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

ITEM 6.

EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

*

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

Date:  November 21, 2011

MIP Solutions, Inc.

(Registrant)

           /s/ Gary McDonald                                                        /s/ Jeffrey Lamberson

By:________________________________

________________________________

Gary McDonald

Jeffrey Lamberson

Chief Executive Officer

President, Chief Financial Officer

Principal Accounting Officer

14