Form 10-Q/A
period 2011-09-30
MIPSolutions, Inc.
filed 2012-02-17
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to   _____________

Commission file number:      333-141927

MIP SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-4047619
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3941 Park Dr. #20-196, El Dorado Hills, CA	95762
(Address of principal executive offices)	(Zip Code)

(509) 685-1181

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

Explanatory Note

MIP Solutions, Inc. (the "Company") filed its Form 10-Q for the quarter ended September 30, 2011 (the "Original Filing") with the Securities and Exchange Commission on November 21, 2011. The Original Filing reported that the Company had sold 3,125,000 common shares for $125,000 in its financial statement footnote number 4, however, in Part II, Item 2, titled, "Unregistered Sales of Equity Securities and Use of Proceeds", the Company reported that there were no sales.

Recently, the Company discovered this scrivener's error in the Original Filing.  This Amendment No. 1 to the Original Filing corrects the error.

We are not amending any other part of the Original Filing.  This amendment speaks as of the date of the Original Filing.

PART II

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During August and September 2011, the Company sold 3,125,000 Units consisting of one share of common stock and one common stock warrant for proceeds of $125,000 to six accredited investors.  The Units were sold for Four Cents each.  The commons stock purchase warrants are exercisable at Six Cents per share.

The securities were sold in private non-public transactions exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D Rule 506.  These shares are restricted securities and may not be publicly resold, without registration under the Act or unless exempt from the registration requirements.

ITEM 6.

EXHIBITS

Exhibit 31* – Certification required by Rule 13a-14(a) / Rule 15d-14(a)

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 15, 2012

MIP Solutions, Inc.

(Registrant)

By

Jeffrey Lamberson

President, Chief Executive Officer,

Chief Financial Officer

Principal Accounting Officer