Form 10-K
period 2011-12-31
MIPSolutions, Inc.
filed 2012-05-10
CIK 1394872

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission File Number:  333-146052

MIP Solutions, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	20-4047619
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

7721 East Trent Ave., Spokane Valley, WA 99212

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (916) 293-6337

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated  by reference in Part III of this Form 10-K or any  amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed fiscal year, based on the last reported trading price of the registrant’s common stock on the Over the Counter  was $805,424. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2011, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 12, 2012 there were 30,457,775 common shares issued and outstanding.  This figure includes 4,037,000 shares which are deemed issued and outstanding, but have not yet been issued in certificate form.

MIP Solutions, Inc.

FORM 10-K

December 31, 2011

TABLE OF CONTENTS

PART I

3

ITEM 1.  Business

3

ITEM 1A.  Risk Factors

6

ITEM 1 B.  Unresolved Staff Comments

7

ITEM 2.  Properties

8

ITEM 3.  Legal Proceedings

8

ITEM 4.  Mine Safety Disclosures

8

PART II

8

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

8

ITEM 6.  Selected Financial Data

10

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

10

ITEM 7A.   Quantitative and Qualitative Disclosure about Market Risk

12

ITEM 8.   Financial Statements and Supplementary Data

13

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

32

ITEM 9A.  Controls and Procedures

32

ITEM 9B.  Other Information

33

PART III

34

ITEM 10.  Directors, Executive Officers and Corporate Governance

34

ITEM 11.  Executive Compensation

37

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

38

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

39

ITEM 14.   Principal Accountants Fees and Services

40

PART IV

41

ITEM 15.  Exhibits

41

SIGNATURES

42

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. Readers are cautioned that all forward-looking statements contained in this Form 10-K are only estimates and predictions. The actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-K. No obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, and changes in expectations or otherwise will be undertaken by the Company.

ITEM 1.  Business

History

MIP Solutions, Inc., (the "Company") was organized in the State of Nevada on December 19, 2005.  The Company was organized to pursue the development of molecular imprinting technology which it had licensed from the Johns Hopkins Applied Physics Laboratory (JHU/APL) on January 23, 2006.

The molecular imprinting enterprise was unsuccessful.  On August 10, 2010, the Company entered into a formal Mutual Termination Agreement (the "Agreement") with JHU/APL.  The Agreement requires the Company to (1) within ten (10) days after the execution of the Agreement return to JPL/APL, all proprietary technical information, materials, devices and components in its possession under the license, (2) pay JHU/APL the sum of $20,000 and (3) issue and deliver six hundred thousand (600,000) Company common shares, within twenty (20) days following its acquisition of AWG International, Inc. (“AWG”)  As of December 31, 2011, the Company had returned to JHU/APL all proprietary technical information, materials, devices and components, however it has not paid the $20,000 or delivered the common shares.  As of December 31, 2011, the Company had not acquired AWG and therefore it has not completed its performance obligations under the Agreement.

The Company has no operations and nominal assets.  Therefore, the Company has become a "shell company" as defined by Securities and Exchange Commission rules.

The Company's corporate direction shifted to seeking a business opportunity that would enable it to acquire business operations and assets through a business combination or asset acquisition.  In 2010, the Company engaged Mr. Wesley Sodorff, to provide assistance in regard to the Company's plan to acquire AWG, including financial advisory and accounting support services.  Mr. Sodorff has provided services to the Company individually and through two limited liability companies.

Proposed Business Combination with AWG International, Inc.

On July 27, 2011, the Company entered into a non-binding letter of intent to enter into a new business combination transaction with AWG, a Nevada corporation, with a view to enter into a new acquisition agreement to acquire AWG as an operating subsidiary. To date, no acquisition agreement has been executed. The Company is conducting a "due diligence" review and AWG is in the process of preparing its financial statements for an independent audit. The "due diligence" review and completion of AWG audited financial statements are conditions which must be satisfied before a formal definitive acquisition agreement can be entered into with AWG.

The Company has a very good working relationship with AWG and feels confident that they will be able to come to terms on an acquisition. The Company has provided funds to AWG in order to assist them with business and sales development. As of December 31, 2011, the Company had loaned AWG $320,040.

AWG designs and builds proprietary Air-to-Water machines for residential and commercial drinking water applications. AWG realized significant breakthroughs with the development of new component technology and purification systems that produce more water with new coil designs.

AWG's has two principal products which produce drinking water from the atmosphere. These products are intended for residential and commercial applications. All products performance is based on the relative humidity of the atmosphere.

AWG's residential product is manufactured in South Korea. It is a table top unit which produces three to five gallons of fresh drinkable water per day. The commercial unit will produce up to 400 gallons per day at 85% relative humidity at 70 degrees Fahrenheit.

Searching for a Business Combination Candidate

The Company is seeking a business combination candidate that would bring revenue and, or asset value to the Company.  A business combination candidate would most probably be a private company that seeks to become a publicly traded company through a business combination transaction with a publicly held and quoted company.  Often times these business combination transactions are termed “reverse mergers" or acquisitions whereby the private company acquires controlling interest in the publicly held company.

Perceived Benefits of Registering a Class of Common Stock with the Securities and Exchange Commission

There are certain perceived benefits to being a reporting company by registering a class of publicly-held securities. These are commonly thought to include the following:

•

the  ability  to  use registered securities to make  acquisitions  of assets or businesses;

•

increased visibility in the financial community;

•

the facilitation of borrowing from financial institutions;

•

improved trading efficiency;

•

shareholder liquidity;

•

greater ease in subsequent raising of capital;

•

compensation of key employees  through stock options for which there may be a market valuation;

•

enhanced corporate image; and

•

a presence in the United States capital market.

Potential Business Combination Candidates

A business entity which may be interested in a business combination with our Company may include the following:

•

a company for which  a  primary purpose of becoming public is the use of its securities for the acquisition of assets   or businesses;

•

a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on   terms acceptable to it;

•

a company which wishes to  become  public  with  less dilution of its common stock than would occur upon an underwriting;

•

a  company  which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•

a foreign company  which  may  wish  an initial entry into the United States securities market; and

•

a company seeking one or more of the other perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

•

Potential for growth, indicated by new technology, anticipated market expansion or new products;

•

Competitive position  as  compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of management, either in place or schedule for recruitment;

•

Capital requirements and anticipated availability of  required funds, to be provided by the Company or from operations, through the sale of additional securities, through  joint ventures or similar arrangements or from other sources;

•

The cost of participation by the Company  as compared to the perceived tangible and intangible values and potentials;

•

The extent to which the business opportunity can be advanced;

•

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

Other Relevant Factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Form of Business Combination

The manner in which the Company participates in a business combination will depend upon the nature of the transaction, the respective needs and desires of the Company, the management and shareholders of the candidate company, and the relative negotiating strength of each.

It is likely that the Company will acquire its participation in a business combination through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of the board of directors without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

The company’s officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified.  The company expects no significant changes in the number of our employees other than such changes, if any, incidental to a business combination.

Employees

The Company had two (2) employees as of December 31, 2011, our officers, Jeff Lamberson and Gary MacDonald.  The Company employs two (2) independent contractors, Wes Sodorff, as a financial advisor, and Ruby Nee, as an accountant.

ITEM 1A.  Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the years ended December 31, 2011, were audited by the Company's independent certified public accountants, whose report dated April 23, 2012 includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.

Nominal Revenue and Assets.

The Company has no revenues or earnings from operations.  The Company has nominal assets and financial resources.  Operating expenses will be sustained without corresponding revenues, at least until the consummation of a business combination.  This may result in the Company incurring a net operating loss which will increase continuously until a business combination is consummated with a business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

Speculative Nature of Proposed Operations.

The success of a proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of the identified business opportunity.  While management intends to seek a business combination with an entity having an established operating history, there can be no assurance that we will be successful in locating a candidate meeting such criteria.  In the event that a business combination is completed, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the control of the Company.

Scarcity of and Competition for Business Opportunities and Combinations.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

No Standards for Business Combination.

There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to us.  The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria a target business opportunity will be required to have achieved in order for us to consider a business combination.  Accordingly, a business combination may be entered into with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Reporting Requirements May Delay or Preclude Acquisition.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires registrant companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.  The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition.

Lack of Market Research or Marketing Organization.

The Company has neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions being contemplated.  Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance completing any such business combination will be successful.

Lack of Diversification.

In all likelihood the Company will enter a business combination with only one business opportunity. Consequently, the activities conducted will be limited to those engaged in by the business opportunity that we either merge with or acquire.  The Company’s inability to diversify business activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Probable Change in Control and Management.

A business combination involving the issuance of Company shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest of the Company.  The resulting change in control will likely result in the removal of the current officers and directors as well as a corresponding reduction in or elimination of their participation in  future business affairs of the Company

Reduction of Percentage Share Ownership Following Business Combination.

The Company’s primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in issuing our shares to shareholders of such private company.  The issuance of the previously authorized and unissued shares would result in reduction in percentage of shares owned by the present shareholders and would most likely result in a change of control and management.

Because the Company has nominal assets, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a Company that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Our balance sheet states that we have cash and other nominal assets and therefore, we are defined as a shell company.  The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans.  However, the new rules do not prevent us from registering securities pursuant to registration statements.  Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company.  The Company must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company.  In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company.  To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.  The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

Taxation.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that is undertaken. Such transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions.  The Company intends to structure any business combination so as to minimize the federal and state tax consequences for us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Requirement of Audited Financial Statements May Disqualify Business Opportunities.

The Company’s management believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination.  One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

ITEM 1 B.  Unresolved Staff Comments

Not Applicable to Smaller Reporting Companies.

ITEM 2.  Properties

The Company's executive offices are located at 7721 East Trent Ave., Spokane Valley, Washington.  They are provided on a rent free basis by 7721 E. Trent, LLC, a Washington limited liability company.  The Company expects to enter into a month-to-month tenancy with 7721 E. Trent, LLC, during the third quarter of 2012.  Mr. Wesley Sodorff, a company consultant, owns a fifty percent equity interest in 7721 E. Trent Ave, LLC.  During 2011, our executive offices were located at 3773 West Fifth Ave., Post Falls, ID 83854.

ITEM 3.  Legal Proceedings

There are no legal proceedings pending against the Company to the knowledge of management.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Value

The Company’s Common Stock is traded on the OTC Bulletin Board (OTC:BB) under the trading symbol "MSOL".  The following table sets forth high and low bid information for its Common Stock for each quarter within the last two fiscal years.  The prices quoted may or may not reflect actual trades on that day but are based on inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

	2011		2010
Calendar	High	Low	High	Low
First Quarter	$0.14	$0.08	$0.09	$0.03
Second Quarter	0.15	0.03	0.06	0.03
Third Quarter	0.11	0.04	0.13	0.02
Fourth Quarter	0.11	0.08	0.11	0.09

Description of Securities

The Company currently has authorized 50,000,000 common shares $0.001 par value.  The Company’s outstanding common shares consisted of 27,207,775 issued and outstanding shares as of December 31, 2011 and the Company had approximately 144 shareholders of record. This figure includes 787,000 shares which had not been issued in certificate form on this date.

Outstanding Warrants

At December 31, 2011, there were 7,875,000 common stock purchase warrants outstanding.  The warrants have a term of twelve (12) month commencing from the date of purchase.  The warrants were issued in connection with a private placement of Units during the last two quarters of 2011.  They are exercisable at $0.06 per share.  The warrants are callable if the stock trades above $0.08 per share for five (5) consecutive days based on volume weighted average price.  Prior to any call, the Company must have an effective registration statement in place for the underlying common stock.  The form of Warrant Agreement is attached as Exhibit 10.8.

As of March 31, 2012, there were 11,125,000 common stock purchase warrants outstanding.  Of these warrants 150,000 were issued to Coghlan Family Corporation, are exercisable at $0.06 per share and have a five year term (See Exhibit 10.5).

Dividends

The Company has never paid or declared any cash dividends.  Future payment of dividends, if any, will be at the discretion of the board of directors and will depend, among other criteria, upon earnings, capital requirements, and financial condition as well as other relative factors.

Stockholder Matters

During the first quarter of 2011, the majority shareholders of the Company, acting by majority written consent, approved a corporate name change and an increase in capital stock as set forth below.  Shareholders holding 56.7 percent of the Company's common stock approved the name and capital change proposals.  These two fundamental corporate actions will be taken at the time the Company consummates a business combination transaction with AWG.  This business combination will be subject to the completion of "due diligence" and completion of AWG's audited financial statements.

Subject to the consummation of the AWG business combination, the Company will change its name to AWG International Water Corporation.  Additionally, the capital stock of the corporation will be increased to 500,000,000 shares of common stock, $0.001 par value, all of which shall be entitled to voting power, and 100,000,000 of preferred stock, $0.001 par value.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

During the first quarter of 2012, the Company sold 3,250,000 Units which was a continuation of the equity securities offering commenced in 2011.  The securities were sold to six accredited investors for $130,000.  The Unit offering commenced August 17, 2011.  The offering consisted of 12,500,000 Units comprised of one (1) share of common stock and one (1) common stock purchase warrant for four ($0.04) cents per Unit. The warrants are exercisable at six (0.06) cents per share.  The common stock purchase warrant is subject to the Company's call if the stock trades above eight (0.08) cents per share and there is an effective registration statement registering the common stock underlying the warrants.  The Units have been sold to accredited investors in private non-public transactions.  During the quarter ending September 30, 2011, the Company sold 3,125,000 Units for $125,000.  During the quarter ending December 31, 2011, the Company sold an additional 4,600,000 Units for $184,000.  The Warrants have a twelve (12) month term commencing on the specific date of each Unit purchase.  As of March 31, 2012, 10,975,000 Units have been sold.

The Company relied on the transaction exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D Rule 506. The Units are restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Securities Act of 1933, as amended. The shares are subject to additional resale restrictions because the company is classified as a shell company.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company’s board of directors approved the adoption of the “2008 Stock Plan” on September 9, 2008, pursuant to which the Company may grant stock options to employees and consultants, including directors and officers, from time to time.  The Board of directors of the Company reserved 2,500,000 shares of Company Common Stock for eventual issuance pursuant to the exercise of stock options granted under the Plan.  On October 24, 2008, the Company filed a registration statement on Form S-8 registering the plan and its 2,500,000 shares. The Plan is now dormant.

The table includes information as of the end of the most recently completed fiscal year with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	2,500,000	-	2,500,000
Total	2,500,000	-	2,500,000

ITEM 6.  Selected Financial Data

Not applicable to small reporting company.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our financial statements audited by MartinelliMick PLLC, our independent registered public accounting firm and the related notes that are included elsewhere in this report.  This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this report.  See “Cautionary Note Regarding Forward-Looking Statements.”

Critical Accounting Policies

The Company prepares the financial statements in conformity with accounting principles generally accepted in the United States.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

In the notes to the audited financial statements for the year ended December 31, 2011 included in this Form 10-K, the Company identifies those accounting policies that are considered to be significant in determining the results of operations and our financial position.

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

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation is recognized using the fair value method and expected term accrual requirements as prescribed.

The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year:

Risk-Free Interest Rate.  The interest rate used is based on the yield of a U.S. Treasury security as of the beginning of the year.

Expected Volatility.  The Company calculates the expected volatility based on historical volatility of the Company.

Dividend Yield.  Cash dividends have never been paid and the Company does not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

Expected Term.  For options, we use the option term as the expected term. For warrants, we use the actual term of the warrant.

Impairments

The Company assesses the impairment of long-lived assets, including other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. We hold investments in companies having operations or technologies in areas that are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if it believes an investment has experienced a decline in value that is other than temporary.

Results of Operations for the Years Ended December 31, 2011 and December 31, 2010

Net Sales

The Company is a development stage company and had no revenue during the fiscal years ending December 31, 2011 or 2010.

Net Loss

The Company had a net loss of $63,114 for the year ended December 31, 2011 compared to a net loss of $270,022 for the year ended December 31, 2010. The decrease was primarily due to a decrease in consulting and professional expenses and officer and director compensation expenses.

Operating Expenses

The Company incurred total operating expenses of $71,502 for the year ended December 31, 2011 compared to total operating expenses of $333,117 for the year ended December 31, 2010.

Consulting expenses decreased $89,800 from $119,800 for the year ended December 31, 2010 compared to $30,000 for the year ended December 31, 2011 primarily due to consulting contract expirations.

Professional fees increased $1,459 from $37,708 for the year ending December 31, 2010 compared to $39,167 for the year ended December 31, 2011.

The Company’s general and administrative expenses decreased $3,703 from $5,412 for the year ended December 31, 2010 compared to $1,709 for the year ended December 31, 2011.  The decrease in general and administrative expenses was due to writing off aged accounts payable.

Interest Expense

The Company recorded a decrease in interest expense of $23,149 from interest of $7,389 for the year ended December 31, 2011 compared to $30,538 for the year ended December 31, 2010.  This interest was primarily due to a reduction of Company debt.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

During the third and fourth quarters of 2011, the company sold 7,725,000 Units consisting of one (1) share of common stock and one (1) common stock purchase warrant for four ($0.04) cents per Unit.  The Units were sold for $309,000.  This cash was used to finance the company's limited operations and provide funding for AWG in the form of loans.  As of December 31, 2011, AWG owed the Company $273,853 on promissory notes.  The notes bear interest at the rate of 12% per annum.  Originally, the notes had erroneously omitted an interest rate, however, the notes were amended on April 3, 2012, providing twelve (12%) interest from the date of issuance and the due dates were extended from March 29, 2012 to June 1, 2012.

On September 29, 2011, the Company borrowed $150,000 from Coghlan Family Corporation ("CFC") (evidenced by a promissory note bearing interest at the rate of twelve (12%) interest due on March 29, 2012).  Additionally, the note was to be secured with the issuance of a Series A Preferred stock which would provide the lender with voting control of the Company in the event of a default.  The Company did not designate or issue the Series A Preferred Stock.  On April 12, 2012, CFC extended the due date to June 1, 2012 and agreed to permit the Company to defer amending its articles providing for a Series A super voting preferred stock until such time as CFC gives the Company formal written notice of a default.  Management anticipated that the super voting Series A Preferred Stock would be defined as 1,000,000 shares with 500 votes each. CFC acknowledged that as of April 12, 2012, the note is in good standing.

At December 31, 2011, the Company had $104,397 cash, total current assets of $384,825, and total current liabilities of $279,352 and total stockholders' equity of $105,473 compared to no cash, total current assets of $18, total current liabilities of $148,692 and total stockholders' deficit of $148,346 for the period ending December 31, 2010.

The Company’s audited financial statements for the year ended December 31, 2011 contain a “going concern” qualification.  As discussed in Note 2 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

The Company experienced negative cash flow used in operations during the fiscal year ended December 31, 2011 of $79,904 compared to negative cash flow used in operations for the year ended December 31, 2010 of $36,415.  The Company experienced negative cash flows from investing activities of $273,852 for the year ended December 31, 2011 compared to no investing activity for the year ended December 31, 2010.  The Company experienced positive cash flows from net cash provided by financing activities of $458,153 for the year ended December 31, 2011 compared to $36,415 for the year ended December 31, 2010.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires a roll forward, separately presenting information about purchases, sales, issuances and settlements on a gross basis, rather than net, of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We do not expect the adoption to have a material impact on the financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This provides amendments to Subtopic 855-10 concerning when a company is required to evaluate subsequent events.  The amendments in this Update are effective upon final issuance.

In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  We are currently assessing the impact of the guidance.

ITEM 7A.   Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 8.   Financial Statements and Supplementary Data

MARTINELLI MICK PLLC

Rock Pointe Tower
316 W. Boone, Suite 777
Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MIPSolutions, Inc.

We have audited the accompanying balance sheet of MIPSolutions, Inc. as of December 31, 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2011 and for the period from December 19, 2005, (inception) to December 31, 2011. MIPSolutions, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from December 19, 2005, (inception) to December 31, 2010, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 15, 2011.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIPSolutions, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period from December 19, 2005, (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Martinelli Mick PLLC

MartinelliMick PLLC
Spokane, WA

April 23, 2012

p 509 443 5749 . f 509 474 0719 . Info@MartinelliMick.com

BEHLERMICK

Bank of America Financial Center
601 W Riverside, Suite 450
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

BehlerMick PS

BehlerMick PS
Spokane, Washington
April 15, 2011

MIP SOLUTIONS, INC. (A Development Stage Company) BALANCE SHEETS
	December 31	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$104,397	$-
Prepaid expenses	-	18
Interest Receivable	6,575	-
Note receivable	273,853	-
Total Current Assets	384,825	18

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	-	328

TOTAL ASSETS	$384,825	$346

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$33,898	$57,829
Accrued expense	9,035	-
Accrued interest	4,307	3,404
Notes Payable	50,317	28,414
Note payable - related party	122,750	-
Common stock to be issued	59,045	59,045
Total Current Liabilities	279,352	148,692

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares authorized, 27,207,775 and 20,419,115 shares issued and outstanding, respectively	27,209	20,420
Additional paid-in capital	3,284,269	2,974,125
Deficit accumulated during the development stage	(3,206,005)	(3,142,891)
Total Stockholders' Equity (Deficit)	105,473	(148,346)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$384,825	$346

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS
			From December 19, 2005 (Inception) to December 31, 2011
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	30,000	119,800	1,290,275
Depreciation and amortization	121	335	57,428
General and administrative	1,709	5,412	199,094
Professional fees	39,167	37,708	459,815
Research and development	-	-	186,468
Officers and directors fees	-	120,000	658,575
Option fee	-	-	5,000
Travel and meals	505	1,112	46,877
Royalty expense	-	-	100,000
Lease termination expense	-	30,000	178,687
Buyout provision payable	-	18,750	37,500
TOTAL OPERATING EXPENSES	71,502	333,117	3,219,719
LOSS FROM OPERATIONS	(71,502)	(333,117)	(3,219,719)

OTHER INCOME (EXPENSE)
Interest income	6,575	-	6,767
Interest expense	(7,389)	(30,538)	(114,185)
Financing expense	(2,250)	-	(2,250)
Loss on disposition of assets	(207)	-	(7,826)
Loss on impairment of assets	-	-	(125,731)
Forgiveness of debt	11,659	93,633	256,939
TOTAL OTHER INCOME	8,388	63,095	13,714

LOSS BEFORE TAXES	(63,114)	(270,022)	(3,206,005)
INCOME TAX EXPENSE	-	-	-
NET LOSS	$(63,114)	$(270,022)	$(3,206,005)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	21,196,087	14,200,036

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended	From December 19, 2005 (Inception) to December 31, 2011
	December 31,	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,114)	$(270,022)	$(3,206,005)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	121	335	57,428
Loss on disposition of assets	207	-	7,826
Loss on impairment of assets	-	-	125,731
Common stock and warrants issued for services	-	124,800	1,139,504
Interest expense for beneficial conversion feature	-	-	1,087
Common stock issued for payables	-	-	130,532
Forgiveness of debt	(11,659)	(93,633)	(256,939)
Financing expense	2,250	28,000	30,250
Debt discount	-	-	11,956
Decrease (increase) in:
Prepaid expenses	18	-	-
Interest receivable	(6,575)	-	(6,575)-
Increase (decrease) in:
License fee payable	-	-	(80,000)
Accounts payable	(11,090)	4,056	276,035
Accrued expense	9,035	-	54,035
Accrued interest	903	2,049	33,299
Accrued payroll	-	120,000	413,622
Related party payable	-	-	44,009
Royalty payable	-	30,000	80,000
Common stock to be issued	-	18,000	59,045
Net cash used by operating activities	(79,904)	(36,415)	(1,085,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(20,755)
Purchase of license	-	-	(65,000)
Purchase of patents	-	-	(29,972)
Sale of asset	-	-	9,960
Investment in notes receivable	(320,041)	-	(320,041)
Payment of note receivable	46,189	-	46,189
Net cash used by investing activities	(273,852)	-	(379,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees	309,000	-	1,112,225
Proceeds from note payable	175,045	36,415	533,196
Repayment of note payable	(25,892)	-	(76,245)
Net cash provided by financing activities	458,153	36,415	1,569,176

Net increase in cash and cash equivalents	104,397	-	104,397
			-
Cash, beginning of period	-	-	-
			-
Cash, end of period	$104,397	$-	$104,397

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS
	Year Ended		Year Ended	From December 19, 2005 (Inception) to December 31, 2011
	December 31,		December 31,
	2011		2010

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-		$-	$-
Income taxes paid	$-		$-	$-
NON-CASH TRANSACTIONS:
Equipment issued for accounts payable	$-		$-	$7,372
Issuance of warrant with note payable	$4,500	$		$4,500
Common stock issued for license	$-		$-	$550
Common stock issued for patent	$-		$-	$1,122
Common stock issued for note payable & accrued interest	$2,933		$117,602	$332,733
Common stock issued for asset	$-		$-	$60,200
Common stock issued for officers & directors fees	$-		$209,189	$413,389
Common stock issued for accounts payable	$500		$-	$34,980
Common stock issued for accrued expense	$-		$45,000	$45,000
Common stock issued for note payable - related party	$-		$28,009	$28,009

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Par Amount	Capital	Receivable	Deficit	Deficit
Balance at December 19, 2005 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued as founder's shares	4,590,000	4,590	-	(3,468)	-	1,122

Balance, December 31, 2005	4,590,000	4,590	-	(3,468)	-	1,122

Common stock issued for liabilities	750,000	750	-	-	-	100,550

Common stock issued as founder’s shares	360,000	360	-	-	-	360

Common stock and warrants issued for assets	880,000	880	538,920	-	-	440,000

Cancelled founder's shares	(1,122,500)	(1,122)	-	1,122	-	-

Subscriptions received	-	-	-	2,346	-	2,346

Net loss for the year ended December 31, 2006	-	-	-	-	(567,699)	(567,699)

Balance, December 31, 2006	5,457,500	$5,458	$538,920	$-	$(567,699)	$(23,321)

Common stock and warrants issued for liabilities	155,000	155	77,345	-	-	77,500

Common stock issued for exercise of warrants	275,300	275	137,375	-	-	137,650

Net loss for the year ended December 31, 2007	-	-	-	-	(396,472)	(396,472)

Balance, December 31, 2007	5,887,800	$5,888	$753,640	$-	$(964,171)	$(204,643)

Common stock and warrants issued for liabilities	1,859,236	1,859	1,147,152	-	-	1,149,011

Common stock issued for exercise of warrants	67,000	67	33,433	-	-	33,500

Common stock and warrants issued for assets	402,400	402	200,798	-	-	201,200

Unassigned issuance costs	-	-	(26,351)	-	-	(26,351)

Discount on debt	-	-	13,043	-	-	13,043

Net loss for the year ended December 31, 2008	-	-	-	-	(1,284,584)	(1,284,584)

Balance, December 31, 2008	8,216,436	$8,216	$2,121,715	$-	$(2,248,755)	$(118,824)
Common stock issued for conversion of warrants	100,000	100	49,900	-	-	50,000

Common stock issued for liabilities	3,613,285	3,614	240,742	-	-	244,356

Net loss for the year ended December 31, 2009	-	-	-	-	(624,114)	(624,114)

Balance, December 31, 2009	11,929,721	$11,930	$2,412,357	$-	$(2,872,869)	$(448,582)

Common stock issued for liabilities	8,489,394	8,490	533,768	-	-	542,258
						-
Conversion right of convertible debt	-	-	28,000	-	-	28,000
						-
Net loss for the year ended December 31, 2010	-	-	-	-	(270,022)	(270,022)

Balance, December 31, 2010	20,419,115	20,420	2,974,125	-	(3,142,891)	(148,346)

Common stock and warrants issued for shares	7,725,000	7,725	301,275	-	-	309,000

Common stock issued for liabilities	63,660	64	3,369	-	-	3,433

Share adjustment for non-performance of contract	(1,000,000)	(1,000)	1,000	-	-	-

Warrants issued with debt	-	-	4,500	-	-	4,500

Net loss for the year ended December 31, 2011	-	-	-	-	(63,114)	(63,114)

Balance, December 31, 2011	27,207,775	$27,209	$3,284,269	$-	$(3,206,005)	$105,473

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – DESCRIPTION OF BUSINESS

MIP Solutions, Inc, was incorporated on December 19, 2005 in the State of Nevada, and has been in the development stage since its formation.

The Company was organized to pursue the development of molecular imprinting technology which was licensed from the Johns Hopkins Applied Physics Laboratory (JHU/APL) on January 23, 2006. The molecular imprinting enterprise was unsuccessful.   On August 10, 2010, the Company entered into a formal Mutual Termination Agreement (the "Agreement") with JHU/APL.  The Agreement requires the Company to (1) within ten (10) days after the execution of the Agreement, return to JPL/APL, all proprietary technical information, materials, devices and components in its possession under the license, (2) pay JHU/APL the sum of $20,000 and (3) issue and deliver six hundred thousand (600,000) Company common shares, within twenty (20) days following its acquisition of AWG International, Inc. (“AWG”).

As of December 31, 2011, Company had returned to JHU/APL all proprietary technical information, materials, devices and components; however it has not paid the required $20,000 or delivered the common shares.  As of December 31, 2011, the Company had not acquired AWG and therefore it has not completed its performance obligations under the Agreement.

The Company now has nominal operations and nominal assets.  Therefore, the Company has become a "shell company" as defined by Securities and Exchange Commission rules.

The Company's corporate direction shifted to seeking a business opportunity that would enable it to acquire business operations and assets through a business combination or asset acquisition. In late 2009 and throughout 2010, the Company began exploring other business opportunities and is concentrating substantially all its efforts on raising capital and pursuing other opportunities.   The Company’s year-end is December 31.

The Company has re-entered negotiations with AWG with a view to enter into a new acquisition agreement to acquire AWG as an operating subsidiary. To date, a definitive acquisition agreement has not been executed. The Company is conducting its "due diligence" review and AWG is in the process of preparing its financial statements for auditing procedures. The "due diligence" review and completion of AWG audited financial statements are conditions which must be satisfied before the Company can enter into a formal definitive acquisition agreement with AWG.  AWG designs and builds proprietary air-to-water machine systems for residential and commercial drinking water applications.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 7,875,000 and 1,181,355 warrants outstanding at December 31, 2011 and 2010, respectively; they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation is recognized using the fair value method and expected term accrual requirements as prescribed.

The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year:

Risk-Free Interest Rate. The interest rate used is based on the yield of a U.S. Treasury security as of the beginning of the year.

Expected Volatility. The Company calculates the expected volatility based on historical volatility of the Company.

Dividend Yield. Cash dividends have never been paid and the Company does not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

Expected Term. For options, the Company uses the option term as the expected term. For warrants, the Company uses the actual term of the warrant.

Impairments

The Company assesses the impairment of long-lived assets, including other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. The Company holds investments in companies having operations or technologies in areas that are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. An investment impairment charge is recorded if it is believed an investment has experienced a decline in value that is other than temporary.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011 and 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2011 and 2010.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5.  The income tax rate used to calculate the deferred tax asset is 34%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

	December 31, 2011	December 31, 2010
Net operating loss carryforward	$3,206,000	$3,142,000

Deferred tax asset	$1,089,000	$1,068,000
Deferred tax asset valuation allowance	(1,089,000)	(1,068,000)
Net deferred tax asset	$-	$-

At December 31, 2011, the Company has net operating loss carryforwards of approximately $3,206,000 which expire in the years 2026-2031. The Company’s ability to utilize these net operating losses could be limited by qualifying control changes.  The Company is no longer subject to US Federal or State income tax examination by tax authorities for years prior to 2007.

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 30, 2011, the Company had taken no tax positions that would require disclosure under ASC 740.

Pursuant to ASC 740, income taxes are provided for based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740 to allow recognition of such assets. The change in the allowance account from December 31, 2010 to December 31, 2011 was $21,000.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $3,206,005 as of December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently pursuing a business acquisition that is developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires a roll forward, separately presenting information about purchases, sales, issuances and settlements on a gross basis, rather than net, of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We do not expect the adoption to have a material impact on the financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This provides amendments to Subtopic 855-10 concerning when a company is required to evaluate subsequent events.  The amendments in this Update are effective upon final issuance.

In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We are currently assessing the impact of the guidance.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five years. The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2011	December 31, 2010
Office equipment	$ -	$ 1,779

Total assets	-	1,779
Less accumulated depreciation	-	(1,451)
	$ -	$ 328

Depreciation expense for the years ended December 31, 2011 and December 31, 2010 was $121 and $335, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

The remaining property and equipment was written off in 2011 due to obsolescence and the company recognized a loss of $207.

NOTE 4 – NOTES RECEIVABLE

On September 29, 2011 and December 31, 2011 respectively the Company executed notes receivable for $242,106 and $77,935 to AWG.  AWG has made payments in the amount of $46,189 during the fourth quarter.  The notes bear interest of 12%, are unsecured and due on June 1, 2012. As of December 31, 2011, the balance was $273,853, and accrued interest receivable of $6,575.

NOTE 5 – LICENSE AGREEMENT

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

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

The cost of the License was $95,000 in cash and $50,550 in common stock and warrants if paid by May 31, 2008. The amount was being amortized over a period of 10 years.

On August 10, 2010, the Company entered into a formal Mutual Termination Agreement (the "Agreement") with JHU/APL.  The Agreement requires the Company to (1) within ten (10) days after the execution of the Agreement, return to JPL/APL, all proprietary technical information, materials, devices and components in its possession under the license, (2) pay JHU/APL the sum of $20,000 and (3) to issue and deliver six hundred thousand (600,000) Company common shares, within twenty (20) days following its acquisition of AWG.   As of December 31, 2011, Company had returned to JHU/APL all proprietary technical information, materials, devices and components, however it has not paid the required $20,000 or delivered the common shares.  As of December 31, 2011, the Company had not acquired AWG and therefore it has not completed its performance obligations under the Agreement (See Note 8).

NOTE 6 - COMMON STOCK AND WARRANTS

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the year ended December 31, 2010, the Company issued 1,680,000 shares of common stock for services valued at $124,800; 1,454,106 shares of common stock for a note payable valued at $72,719; 300,000 shares of common stock for a related party note payable valued at $28,009; and 5,055,288 shares of common stock for accounts payable and accrued expense and interest valued at $316,729. At December 31, 2010 there were 1,095,444 warrants outstanding exercisable at a price of $0.50 which expired between April 2011 and October 2011.  Additionally, there were 85,911 warrants outstanding exercisable at $0.20 which expired in November 2011.

During the year ended December 31, 2011, the company issued 7,725,000 units comprised of one share of common stock and one common stock purchase warrant for $309,000. The warrants have a one year term. The Company also issued 5,000 shares for payment of accounts payable of $500 and 58,660 shares for interest payable of $2,933.  Additionally, in connection with a $150,000 loan made by Coghlan Family Corporation (“CFC”), the Company granted CFC 150,000 common stock purchase warrants exercisable at $0.06 which expire October 1, 2016.  These CFC warrants were valued at $4,500, which was treated as a discount on the loan, subject to amortization. The Company utilized the Black-Scholes model with a risk-free interest rate of 1.2%; expected volatility of 115%; expected term of five years; and zero dividend yield.  As of December 31, 2011, there were 7,875,000 warrants outstanding and exercisable at $0.06.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following detailed stock transactions support the information provided in the statement of stockholders’ equity for the company during the development stages:

				Additional			Total
		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Date	Shares	Par Amount	Capital	Receivable	Deficit	Deficit

Balance at December 19, 2005 (Inception)		-	$-	$-	$-	$-	$-

Common stock issued as founder's shares at par for patents	1/10/2006	1,122,000	1,122	-	-	-	1,122

Common stock issued as founder's shares for subscription receivable at par	1/10/2006	3,468,000	3,468	-	(3,468)	-	-

Balance, December 31, 2005		4,590,000	4,590	-	(3,468)	-	1,122

Common stock issued for license agreement fee at par.	1/10/2006	550,000	550	-	-	-	550

Common stock issued for additional founders at par.	1/10/2006	360,000	360	-	-	-	360

Common stock issued for services at $0.50 per share	6/1/2006	100,000	100	49,900	-	-	50,000

Common stock issued for services at $0.50 per share	11/14/2006	100,000	100	49,900	-	-	50,000

Common stock and warrants issued for cash at $0.50 per share	2/14/2006	60,000	60	29,940	-	-	30,000

Common stock and warrants issued for cash at $0.50 per share	2/28/2006	100,000	100	49,900	-	-	50,000

Common stock and warrants issued for cash at $0.50 per share	3/22/2006	10,000	10	4,990	-	-	5,000

Common stock and warrants issued for cash at $0.50 per share	4/6/2006	52,000	52	25,948	-	-	26,000

Common stock and warrants issued for cash at $0.50 per share	4/7/2008	20,000	20	9,980	-	-	10,000

Common stock and warrants issued for cash at $0.50 per share	4/10/2006	40,000	40	19,960	-	-	20,000

Common stock and warrants issued for cash at $0.50 per share	4/18/2006	40,000	40	19,960	-	-	20,000

Common stock and warrants issued for cash at $0.50 per share	4/26/2006	20,000	20	9,980	-	-	10,000

Common stock and warrants issued for cash at $0.50 per share	5/1/2006	8,000	8	3,992	-	-	4,000

Common stock and warrants issued for cash at $0.50 per share	5/9/2006	20,000	20	9,980	-	-	10,000

Common stock and warrants issued for cash at $0.50 per share	5/12/2006	4,000	4	1,996	-	-	2,000

Common stock and warrants issued for cash at $0.50 per share	5/26/2006	20,000	20	9,980	-	-	10,000

Common stock and warrants issued for cash at $0.50 per share	7/5/2006	8,000	8	3,992	-	-	4,000

Common stock and warrants issued for cash at $0.50 per share	7/17/2006	40,000	40	19,960	-	-	20,000

Common stock and warrants issued for cash at $0.50 per share	7/24/2006	50,000	50	24,950	-	-	25,000

Common stock and warrants issued for cash at $0.50 per share	8/23/2006	22,000	22	10,978	-	-	11,000

Common stock and warrants issued for cash at $0.50 per share	8/24/2006	8,000	8	3,992	-	-	4,000

Common stock and warrants issued for cash at $0.50 per share	8/29/2006	5,000	5	2,495	-	-	2,500

Common stock and warrants issued for cash at $0.50 per share	9/1/2006	6,000	6	2,994	-	-	3,000

Common stock and warrants issued for cash at $0.50 per share	9/5/2006	30,000	30	14,970	-	-	15,000

Common stock and warrants issued for cash at $0.50 per share	9/14/2006	10,000	10	4,990	-	-	5,000

Common stock and warrants issued for cash at $0.50 per share	9/19/2006	25,000	25	12,475	-	-	12,500

Common stock and warrants issued for cash at $0.50 per share	9/21/2006	6,000	6	2,994	-	-	3,000

Common stock and warrants issued for cash at $0.50 per share	9/22/2006	30,000	30	14,970	-	-	15,000

Common stock and warrants issued for cash at $0.50 per share	9/26/2006	26,000	26	12,974	-	-	13,000

Common stock and warrants issued for cash at $0.50 per share	10/17/2006	2,000	2	998	-	-	1,000

Common stock and warrants issued for cash at $0.50 per share	10/20/2006	4,000	4	1,996	-	-	2,000

Common stock and warrants issued for cash at $0.50 per share	10/24/2006	20,000	20	9,980	-	-	10,000

Common stock and warrants issued for cash at $0.50 per share	12/11/2006	70,000	70	34,930	-	-	35,000

Common stock and warrants issued for cash at $0.50 per share	12/15/2006	50,000	50	24,950	-	-	25,000

Common stock and warrants issued for cash at $0.50 per share	12/21/2006	54,000	54	26,946	-	-	27,000

Common stock and warrants issued for cash at $0.50 per share	12/29/2006	20,000	20	9,980	-	-	10,000

Cancelled founder's shares		(1,122,500)	(1,122)	-	1,122	-	-

Subscriptions received		-	-	-	2,346	-	2,346

Net loss for the year ended December 31, 2006		-	-	-	-	(567,699)	(567,699)

Balance, December 31, 2006		5,457,500	$5,458	$538,920	$-	$(567,699)	$(23,321)

Common stock and warrants issued for payables at $0.50 per share	2/18/2007	5,000	5	2,495	-	-	2,500

Common stock issued for services at $0.50 per share	1/1/2007	150,000	150	74,850	-	-	75,000

Common stock and warrants issued for cash at $0.50 per share	1/22/2007	4,300	4	2,146	-	-	2,150

Common stock and warrants issued for cash at $0.50 per share	1/24/2007	25,000	25	12,475	-	-	12,500

Common stock and warrants issued for cash at $0.50 per share	1/30/2007	42,000	42	20,958	-	-	21,000

Common stock and warrants issued for cash at $0.50 per share	2/1/2007	20,000	20	9,980	-	-	10,000

Common stock and warrants issued for cash at $0.50 per share	2/9/2007	20,000	20	9,980	-	-	10,000

Common stock and warrants issued for cash at $0.50 per share	2/12/2007	50,000	50	24,950	-	-	25,000

Common stock and warrants issued for cash at $0.50 per share	2/15/2007	9,000	9	4,491	-	-	4,500

Common stock and warrants issued for cash at $0.50 per share	2/17/2007	10,000	10	4,990	-	-	5,000

Common stock and warrants issued for cash at $0.50 per share	3/1/2007	5,000	5	2,495	-	-	2,500

Common stock and warrants issued for cash at $0.50 per share	3/6/2007	5,000	5	2,495	-	-	2,500

Common stock and warrants issued for cash at $0.50 per share	3/9/2007	45,000	45	22,455	-	-	22,500

Common stock and warrants issued for cash at $0.50 per share	3/26/2007	10,000	10	4,990	-	-	5,000

Common stock issued for exercise of warrants at $0.50 per share	11/1/2007	5,000	5	2,495	-	-	2,500

Common stock issued for exercise of warrants	11/30/2007	25,000	25	12,475	-	-	12,500

Net loss for the year ended December 31, 2007		-	-	-	-	(396,472)	(396,472)

Balance, December 31, 2007		5,887,800	$5,888	$753,640	$-	$(964,171)	$(204,643)

Common stock issued for services at $0.50 per share	1/29/2008	200,000	200	99,800	-	-	100,000

Common stock issued for services at $0.50 per share	2/8/2008	50,000	50	24,950	-	-	25,000

Common stock issued for exercise of warrants at $0.50 per share	3/3/2008	30,000	30	14,970	-	-	15,000

Common stock issued for services at $0.60 per share	3/14/2008	125,000	125	74,875	-	-	75,000

Common stock issued for services at $0.69 per share	3/27/2008	300,000	300	206,700	-	-	207,000

Common stock issued for exercise of warrants at $0.50 per share	3/31/2008	25,000	25	12,475	-	-	12,500

Exercise of warrants at $0.50	4/21/2008	2,000	2	998	-	-	1,000

Common stock and warrants issued for note payable at $0.50 per share	4/23/2008	46,000	46	22,954	-	-	23,000

Common stock and warrants issued for services at $0.50 per share	4/25/2008	5,000	5	2,495	-	-	2,500

Common stock and warrants issued for cash at $0.50 per share	5/2/2008	40,000	40	19,960	-	-	20,000

Common stock and warrants issued for services at $0.50 per share	5/5/2008	24,000	24	11,976	-	-	12,000

Common stock and warrants issued for note payable at $0.50 per share	5/6/2008	100,000	100	49,900	-	-	50,000

Common stock and warrants issued for note payable at $0.50 per share	5/27/2008	22,000	22	10,978	-	-	11,000

Common stock and 200,000 detached warrants issued for services at $0.61 per share	6/4/2008	75,000	75	133,673	-	-	133,748

Common stock issued for services at $0.61 per share	6/4/2008	100,000	100	60,900	-	-	61,000

Common stock issued for services at $0.60 per share	6/5/2008	8,334	8	4,992	-	-	5,000

Common stock and warrants issued for cash at $0.50 per share	6/6/2008	20,000	20	9,980	-	-	10,000

Common stock and warrants issued for assets at $0.50 per share	6/11/2008	20,400	20	10,180	-	-	10,200

Common stock and warrants issued for accrued payroll at $0.50 per share	6/13/2008	308,400	308	153,892	-	-	154,200

Common stock and warrants issued for cash at $0.50 per share	6/19/2008	10,000	10	4,990	-	-	5,000

Common stock and warrants issued for cash at $0.50 per share	6/23/2008	50,000	50	24,950	-	-	25,000

Common stock issued for services at $0.63 per share	6/30/2008	25,000	25	15,725	-	-	15,750

Common stock and warrants issued for cash at $0.50 per share	7/1/2008	20,000	20	9,980	-	-	10,000

Common stock and warrants issued for license fee at $0.50 per share	7/1/2008	100,000	100	49,900	-	-	50,000

Common stock issued for services at $0.50 per share	7/1/2008	10,000	10	4,990	-	-	5,000

Common stock and warrants issued for cash at $0.50 per share	7/15/2008	40,000	40	19,960	-	-	20,000

Common stock and warrants issued for cash at $0.50 per share	7/16/2008	10,000	10	4,990	-	-	5,000

Common stock and warrants issued for cash at $0.50 per share	7/17/2008	50,000	50	24,950	-	-	25,000

Common stock and warrants issued for cash at $0.50 per share	7/22/2008	20,000	20	9,980	-	-	10,000

Common stock issued for services at $0.50 per share	8/1/2008	10,000	10	4,990	-	-	5,000

Common stock issued for exercise of warrants at $0.50 per share	8/3/2008	10,000	10	4,990	-	-	5,000

Warrants issued for services	8/4/2008			35,000	-	-	35,000

Common stock issued for services at $0.51 per share	8/5/2008	62,500	63	31,813	-	-	31,876

Common stock and warrants issued for cash at $0.50 per share	8/6/2008	22,000	22	10,978	-	-	11,000

Common stock and warrants issued for services at $0.50 per share	8/6/2008	20,000	20	9,980	-	-	10,000

Common stock and warrants issued for cash at $0.50 per share	8/15/2008	50,000	50	24,950	-	-	25,000

Common stock issued for services at $0.50 per share	9/1/2008	10,000	10	4,990	-	-	5,000

Common stock and warrants issued for cash at $0.50 per share	9/10/2008	25,000	25	12,475	-	-	12,500

Common stock and warrants issued for cash at $0.50 per share	9/22/2008	25,000	25	12,475	-	-	12,500

Unassigned issuance costs	-	-	-	(26,351)	-	-	(26,351)

Common stock issued for accrued expense at $0.40 per share	10/1/2008	12,500	12	4,988	-	-	5,000

Common stock and warrants issued for note payable and accrued interest at $0.50 per shares	10/9/2008	11,808	12	5,892	-	-	5,904

Common stock issued for note payable and accrued interest at $0.50 per share	10/9/2008	84,836	84	42,334	-	-	42,418

Common stock issued for consulting at $0.39 per share	10/13/2009	50,000	50	19,450	-	-	19,500

Common stock issued for accrued expense at $0.39 per share	10/15/2009	7,858	8	3,057	-	-	3,065

Common stock and warrants issued for consulting at $0.50 per share	10/23/2008	24,000	24	11,976	-	-	12,000

Common stock and warrants issued for accounts payable at $0.50 per share	10/28/2008	30,000	30	14,970	-	-	15,000

Common stock and warrants issued for consulting at $0.50 per share	10/29/2008	17,000	17	8,483	-	-	8,500

Common stock issued for accrued expense at $.25 per share	11/1/2008	20,000	20	4,980	-	-	5,000

Warrants issued for interest on note payable	11/18/2008	-	0	15,549	-	-	15,549

Discount on debt	11/18/2008	-	-	13,043	-	-	13,043

Net loss for the year ended December 31, 2008		-	-	-	-	(1,284,584)	(1,284,584)

Balance, December 31, 2008		8,216,436	$8,216	$2,121,715	$-	$(2,248,755)	$(118,824)

Common stock issued for conversion of warrants	1/12/2009	100,000	100	49,900	-	-	50,000

Common stock issued for note and interest payable at $0.0376 per share	3/12/2009	674,530	675	24,465	-	-	25,140

Common stock issued for note and interest payable at $0.05 per share	5/25/2009	501,117	501	24,566	-	-	25,067

Common stock issued for note and interest payable at $0.05 per share	6/4/2009	202,845	203	9,966	-	-	10,169

Common stock issued for note and interest payable at $0.05 per share	9/10/2009	220,000	220	10,780	-	-	11,000

Common stock issued for services at $0.08 per share	9/24/2009	1,000,000	1,000	79,000	-	-	80,000

Common stock issued for accrued payroll at $0.10	10/1/2009	500,000	500	49,500	-	-	50,000

Common stock issued for note and interest payable at $0.05 per share	12/24/2009	170,000	170	8,330	-	-	8,500

Common stock issued for accounts payable at $0.10 per share	12/31/2009	344,793	345	34,135	-	-	34,480

Net loss for the year ended December 31, 2009		-	-	-	-	(624,114)	(624,114)

Balance, December 31, 2009		11,929,721	$11,930	$2,412,357	$-	$(2,872,869)	$(448,582)

Common stock issued for services at $0.06 per share	1/30/2010	480,000	480	28,320	-	-	28,800
							-
Common stock issued for note payable at $0.05 per share	3/22/2010	800,000	800	39,200	-	-	40,000
							-
Conversion right of convertible debt	3/16/2010	-	-	28,000	-	-	28,000
							-
Common stock issued for related party note payable at $0.09 per share	4/12/2010	300,000	300	27,709	-	-	28,009

Common stock issued for accounts payable and interest at $0.03 per share	8/14/2010	240,000	240	6,960	-	-	7,200

Common stock issued for note payable at $0.05 per share	8/23/2010	108,055	108	5,295	-	-	5,403

Common stock issued for note payable at $0.05 per share	9/7/2010	546,051	546	26,770	-	-	27,316

Common stock issued for services at $0.08 per share	10/18/2010	1,200,000	1,200	94,800	-	-	96,000

Common stock issued for payables at $0.10 per share	10/21/2010	446,419	446	44,196	-	-	44,642

Common stock issued for payables at $0.10 per share	12/1/2010	2,368,869	2,369	234,518	-	-	236,887

Common stock issued for payables at $0.014 per share	12/1/2010	2,000,000	2,000	26,000	-	-	28,000

Net loss for the year ended December 31, 2010		-	-	-	-	(270,022)	(270,022)

Balance, December 31, 2010		20,419,115	20,420	2,974,125	-	(3,142,891)	(148,346)

Common stock and warrants issued for shares at $0.04 per share	11/23/2011	125,000	125	4,875	-	-	5,000

Common stock and warrants issued for shares at $0.04 per share	11/23/2011	250,000	250	9,750	-	-	10,000

Common stock and warrants issued for shares at $0.04 per share	11/23/2011	500,000	500	19,500	-	-	20,000

Common stock and warrants issued for shares at $0.04 per share	11/4/2011	250,000	250	9,750	-	-	10,000

Common stock and warrants issued for shares at $0.04 per share	12/15/2011	100,000	100	3,900	-	-	4,000

Common stock and warrants issued for shares at $0.04 per share	10/31/2011	250,000	250	9,750	-	-	10,000

Common stock and warrants issued for shares at $0.04 per share	9/28/2011	375,000	375	14,625	-	-	15,000

Common stock and warrants issued for shares at $0.04 per share	9/27/2011	1,000,000	1,000	39,000	-	-	40,000

Common stock and warrants issued for shares at $0.04 per share	9/12/2011	500,000	500	19,500	-	-	20,000

Common stock and warrants issued for shares at $0.04 per share	9/9/2011	250,000	250	9,750	-	-	10,000

Common stock and warrants issued for shares at $0.04 per share	8/30/2011	500,000	500	19,500	-	-	20,000

Common stock and warrants issued for shares at $0.04 per share	10/19/2011	750,000	750	29,250	-	-	30,000

Common stock and warrants issued for shares at $0.04 per share	8/17/2011	500,000	500	19,500	-	-	20,000

Common stock and warrants issued for shares at $0.04 per share	12/1/2011	250,000	250	9,750	-	-	10,000

Common stock and warrants issued for shares at $0.04 per share	12/19/2011	500,000	500	19,500	-	-	20,000

Common stock and warrants issued for shares at $0.04 per share	12/27/2011	1,250,000	1,250	48,750	-	-	50,000

Common stock and warrants issued for shares at $0.04 per share	12/1/2011	375,000	375	14,625	-	-	15,000

Common stock issued for accounts payable at $0.10 per share	12/1/2010	5,000	5	495	-	-	500

Common stock issued for interest payable at $0.05 per share	3/21/2010	58,660	59	2,874	-	-	2,933

Share adjustment for non-performance of contract		(1,000,000)	(1,000)	1,000	-	-	-

Warrants issued with debt		-	-	4,500	-	-	4,500

Net loss for the year ended December 31, 2011		-	-	-	-	(63,114)	(63,114)

Balance, December 31, 2011		27,207,775	$27,209	$3,284,269	$-	$(3,206,005)	$105,473

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 7 - STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2008 Stock Plan” on September 9, 2008, pursuant to which the Company may grant stock options to employees and consultants, including directors and officers, from time to time.  The Board of Directors of the Company reserved 2,500,000 shares of Company Common Stock for eventual issuance pursuant to the exercise of stock options granted under the Plan.  The Plan is currently dormant.

NOTE 8 – COMMITMENTS & CONTINGENCIES

On July 27, 2011, the Company entered into a non-binding letter of intent to enter into a new business combination transaction with AWG, a Nevada corporation, ("AWG") with a view to enter into a new acquisition agreement to acquire AWG as an operating subsidiary. To date, a definitive acquisition agreement has not been executed.  The Company is conducting "due diligence" review and AWG is in the process of preparing its financial statements for auditing procedures. The "due diligence" review and completion of AWG audited financial statements are conditions which must be satisfied before entering into a formal definitive acquisition agreement with AWG. As of December 31, 2011, the Company is still pursuing this possible business combination.

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors. On August 2, 2010 the Company entered into a Mutual Termination Agreement with JHU/APL. (See Note 9).

On September 24, 2009, the Company entered into a consulting agreement with Peter Heumann to act as interim CEO for a period of six months for $5,000 per month plus expenses capped at $200, and 1,000,000 shares of stock, valued at $80,000. This contract was cancelled in November 2009 and an agreement signed to settle the contract with 100,000 shares of common stock valued at $10,000 on December 1, 2010.  Effective in 2011, the 1,000,000 shares were cancelled for nonperformance.

In 2008, the Company contracted for services which required the issuance of additional common stock. The services and the common stock to be issued were valued at $41,045. The original commitment was for the issuance of 62,500 shares of common stock. As of December 31, 2011, the Company had not issued this stock.

NOTE 9 - NOTES PAYABLE

On September 29, 2011, the Company borrowed $150,000 from Coghlan Family Corporation ("CFC") evidenced by a promissory note bearing interest at the rate of twelve (12%) interest due on March 29, 2012.  During the fourth quarter of 2011, the Company paid $25,000 on this note’s principal. Additionally, in connection with a $150,000 loan made by CFC, the Company granted Coghlan 150,000 common stock purchase warrants exercisable at $0.06 which will expire October 1, 2016. The value ascribed to these warrants was $4,500 and was recorded in equity. The debt discount is to be amortized over the life of the loan and $2,250 was amortized by December 31, 2011. (see Note 6)

Additionally, the note was to be secured with the issuance of a Series A Preferred Stock which would provide the lender with voting control of the Company in the event of a default.  The Company did not designate or issue the Series A Preferred Stock.  On April 12, 2012, CFC extended the due date to June 1, 2012 and agreed to permit the Company to defer amending its articles of incorporation providing for a Series A super voting preferred stock until such time as CFC gives the Company formal written notice of a default.  Management anticipated that the super voting Series A Preferred Stock would be defined as 1,000,000 shares with 500 votes each.  CFC acknowledged that as of April 12, 2012, the note is in good standing. As of December 31, 2011, the accrued interest was $1,384.

During 2010 and 2011, the Company borrowed various sums from AWG. As of December 31, 2011, the Company owed AWG $30,317 under a demand loan with interest accruing at a rate of 12%. As of December 31, 2011, the accrued interest was $2,923. As of December 31, 2010, the balance of the note payable was $7,523.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

On August 2, 2010 the Company entered into a Mutual Termination Agreement with JHU/APL. Under the terms of the agreement the Company will pay $20,000 and 600,000 restricted common shares, valued at $18,000, to JHU/APL as settlement of all amounts owed, within 20 days of a proposed reverse takeover by AWG, as settlement for $131,633 of debt. As of December 31, 2011, the $20,000 note remains outstanding and the $18,000 of common stock is still classified as common stock to be issued.

On March 5, 2009 the Company issued a $40,000 Promissory Note with annual interest of 7% and a conversion price of $0.05 per share to a consultant. This note was secured by all assets of the company. This note was converted into 800,000 shares of common stock on March 22, 2010.

On May 14, 2009 the Company issued two $25,000 Promissory Notes with annual interest of 7% and a conversion price of $0.05 per share to an existing shareholder. One of these notes was converted into 501,117 shares of common stock as of June 30, 2009.  The second note was converted into 546,051 shares of common stock on September 7, 2010.

On June 30, 2009 the Company issued a $5,000 Promissory Note with annual interest of 7% and a conversion price of $0.05 per share to an existing shareholder. This note was converted into 108,055 shares of common stock on August 23, 2010.

On December 31, 2009 the Company issued a related party note payable in the amount of $28,009, bearing no interest in exchange for all outstanding payables due Edward Hunton. In April, 2010, the Company accepted a subscription agreement for a total of 300,000 shares in payment of a related party note payable in the amount of $28,009.

NOTE 10 – CONVERTIBLE DEBT

In March 2010, the Company issued a convertible promissory note in the amount of $28,000, bearing no interest and is convertible into shares of the Company’s common stock at a rate of one share for each $0.014 of principal outstanding. The conversion feature of the note resulted in a beneficial conversion amount of $28,000. The value of the beneficial conversion was expensed in the first quarter of 2010 and is included in interest expense in the financial statements.  This note was converted into 2,000,000 shares of common stock in December 2010.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to December 31, 2011, identifying those that are required to be disclosed as follows:

In the first quarter of 2012, the Company sold 3,250,000 units as part of the ongoing $500,000 non-public private placement of units comprised of one share of common stock and one common stock purchase warrant for $0.04 per unit. The warrants will be exercisable at $0.06 per share and are subject to the Company's call provisions. The offering is limited to investors with whom the Company's management has substantive and pre-existing relationships.  As of March 31, 2012, the Company raised $130,000 from these sales.

The Company is still pursuing its interest in AWG and is currently engaged in subsequent due diligence as of March 31, 2012.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 14, 2011, the Company filed a Current Report on Form 8-K disclosing that its independent registered public accounting firm, BehlerMick PS would no longer be serving clients effective November 1, 2011.  The report disclosed that on November 10, 2011, the Company engaged MartinelliMick PLLC, as its new independent registered public accounting firm.

The reports of BehlerMick PS on the Company’s financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the period of engagement through such dismissal, there were no disagreements with BehlerMick PS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BehlerMick PS, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. During the same period, there have been no reportable events, as that term is defined in Item 304(a) of Regulation SK.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses as identified by management are disclosed below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2011, that the Company’s internal control over financial reporting was not effective.

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

Despite the Company’s intention to remedy its material weaknesses in the manner described, the Company did engage additional personnel pursuant to financial advisory and accounting services agreements which we believe will begin to address the material weaknesses.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting with the exception of engaging the services of a financial advisor and accounting consultant as described in the Employment Agreements of Item 11.

ITEM 9B.  Other Information

Principal Executive Office Relocation

On, or about January 1, 2012, the Company moved its principal executive offices to 7721 East Trent Ave., Spokane Valley, WA 99212.

Sales of Unregistered Securities

The following two reported sales of unregistered securities should have been issued during fiscal year 2010, but due to oversight, were not issued until December 2011.  The following reported sales are "cleanup" transactions from 2010.

On December 21, 2011, the Company issued 5,000 shares to Jameson Capital, LLC to discharge $500 in accounts payable under the terms of a Shares for Debt Agreement dated December 1, 2010.  The Company had failed to timely issue the shares to Jameson Capital and the December 21, 2011 issuance reflects the December 1, 2010 obligation to issue the shares.

On December 26, 2011, the Company issued 58,660 shares to the Martin Family Trust for accrued interest in the amount of $2,933. The interest obligation arose from a $40,000 Promissory Note dated March 5, 2009.  On March 21, 2010, the Martin Family Trust instructed the Company to issue common stock for the accrued interest.  The Company failed to issue the common stock at the time of the request.  The December 26, 2011 issuance reflects the March 21, 2010 obligation to issue the shares.

The Company relied on the transaction exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The common shares are restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Securities Act of 1933, as amended. The shares are subject to additional resale restrictions because the company is classified as a shell company.

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

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2011.

Name	Age	Position	Date Directorship Commenced
Jeffery Lamberson	41	Director, President Chief Financial Officer, Principal Accounting Officer	December 2009-Present
Gary MacDonald	43	Director, Chief Executive Officer	January 2009-Present
Rob Perkinson	59	Director	June 2010- June 2011

Business Experience of Directors and Executive Officers

Jeffery Lamberson served as the President of the Company from January 2007 to August 31, 2009. He was re-instated as President and became a director in December 2009 after two officers and four directors left the Company in the fourth quarter of 2009.  Prior to 1998, Mr. Lamberson worked in the investment banking business and in 1998 he co-founded American Financial Communications providing investor relation services to public and private companies.  In January, 2001, he founded JML Consulting, Spokane, Washington, to continue his consulting career as a sole proprietor. Mr. Lamberson continues to do occasional consulting work through JML Consulting.  Mr. Lamberson's specific experience, qualifications, and attributes listed above provide the basis for his service on the board of directors.

Gary MacDonald was elected to the board on January 31, 2009.  Mr. MacDonald currently resides on the board of several Canadian based public and private Junior Exploration and Mining Companies with extensive domestic and international projects.  Mr. MacDonald serves a President and CEO of American Mining Corporation of Silver Peak, Nevada, President and CEO of GeoMinerals Corp. of Reno, Nevada, President and CEO of GeoLogics, Inc. of Reno, Nevada and as a member of the board of directors of Pacific Rulias Energy, Vancouver, British Columbia.  Being of fifth generation mining decent he possesses an inherent knowledge and know-how of current and historical mining practices. Mr. MacDonald has also worked with several Financial and Venture Capital organizations over the past 20 years including being a partner in Obelisk International Ltd. operating in Canada, US, Europe, and Asia which conducts Investment Management business including Banking, Merger and Acquisition activities, Institutional Financings, and the implementation of Corporate/Capital Structuring strategies of which some are Tax Efficiency.  Mr. MacDonald added the position of CEO in December 2009.  Mr. MacDonald's specific experience, qualifications, and attributes listed above provide the basis for his service on the board of directors.

Rob Perkinson, a co-founder of AWG International, Inc., served as AWG International’s President and is a member of the Board of Directors. Between 1997 and 2008, Mr. Perkinson worked on furthering the development of atmospheric water generation technology through various corporate entities as a consultant and on a full time basis with AWG International (BC) in 2008. Mr. Perkinson’s other past business experience includes being the owner operator of a restaurant in Whistler, BC from 1984 to 1992, engaging in real estate development from 1992 to 2005 and an owner operator of dairy farms from 1997 to 2004.

During 2006 and 2008 Mr. Perkinson increased his consulting time with AWG International (BC) and further researched the AWG industry.

Identification of Certain Significant Employees

The Company engaged Wesley Sodorff, age 64, acting through his limited liability companies, as an independent non-employee contactor, under the terms of Financial Advisory Agreements, to assist with the identification and selection of a suitable business combination candidate which principally includes due diligence and accounting review related to the proposed AWG business acquisition, the completion of our due diligence review and completion of AWG's audited financial statements.

Mr. Sodorff is expected to make a significant contribution to the Company's business in regard to this proposed business combination transaction.  During the fourth quarter of 2011 and as a result of Mr. Sodorff’s role, level of authority and control during this quarter, in regard to the Company's business and financial affairs, we have elected to identify Mr. Sodorff to the same extent we identify and disclose backgrounds of our named executive officers.

Wesley Sodorff

Mr. Sodorff was the owner and President of Tire Dealers, Ltd, dba Spokane Tire Factory, a retailer of automotive tires and services in Spokane, Washington from 1992 until August 2010.  Due to the economic crisis which began in the fourth quarter of 2008, the Spokane Tire Factory began to experience a dramatic decline in revenue which ultimately resulted in bankruptcy.  On May 6, 2010, Tire Dealers, Ltd. filed a Chapter 7 petition in the United States Bankruptcy Court for the Eastern District of Washington, Case Number 10-02788-PCW7.  Tire Dealers, Ltd. was liquidated and the matter was closed on August 2, 2010.

Mr. Sodorff serves as a key financial adviser to the Company.  Mr. Sodorff has been charged with the responsibility to advise the Company on business development, corporate finance, due diligence and financial accounting matters.  He supervises the Company's accountant.  Mr. Sodorff owns 411,801 shares of the Company's common stock.

Mr. Sodorff was initially engaged by the Company on October 18, 2010 under the terms of a Financial Advisory Agreement (Exhibit 10.11) whereby he would, among other things, advise the company in regard to the proposed AWG business combination which the company had announced in June 2010.  Mr. Sodorff was paid a stock fee of 1,200,000 common shares for his assistance.  The agreement expired December 31, 2010.

On October 1, 2011, the Company entered into a new Financial Advisory Agreement with 7721 E. Trent, LLC, a company owned and controlled by Mr. Sodorff (Exhibit 10.10).  The Agreement provided for Mr. Sodorff to continue providing assistance to the Company in regard to the proposed AWG transaction including financial structuring and accounting advice.  The compensation under the October 2011 agreement was $10,000 per month.  The term of the agreement was three months and the Agreement expired December 31, 2011.  7721 E. Trent, LLC was paid $20,000 for services rendered to the Company during the term of this agreement.  The $10,000 balance was paid in January 2012.

On January 1, 2012, a new Financial Advisory Agreement was entered into with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff (Exhibit 10.9).  The compensation under the January 2012 agreement provides for the payment of $10,000 per month commencing on February 1, 2012.  The Agreement expires December 31, 2012.

Mr. Sodorff, through his limited liability company, 7721 E. Trent, LLC, has provided business planning advice to AWG.  For that advice, during 2010, AWG compensated 7721 E. Trent, LLC with the payment of thirty thousand (30,000) AWG common shares.

Shareholder Communications

Company shareholders who wish to communicate with the Board of Directors or an individual director may write to MIP Solutions, Inc.’s accounting offices located at 7721 East Trent Ave., Spokane Valley, WA 99212.  Your letter should indicate that you are a shareholder and whether you own your shares in street name.  Letters received will be retained until the next Board meeting when they will be available to the addressed director.  Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment.  There is no assurance that all communications will receive a response.

Reports to Shareholders

The Company intends to voluntarily send annual reports to our shareholders, which will include audited financial statements.  We are a reporting company, and file reports with the Securities and Exchange Commission (SEC), including this Form 10-K as well as quarterly reports under Form 10-Q.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F St., NE., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The company files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically.  The address of that site is http://www.sec.gov.

Conflict of Interest Policy

Our policy was established to guard against any potential conflicts of interest.  As the Company grows it will be the job of the audit committee to decide if additional controls need to be put in place.

Code of Ethics

On April 20, 2012, the board of directors adopted a Code of Ethical Conduct.  (See Exhibit 14)

Meetings and Committees of The Board Of Directors

We presently have no formal independent Board committees.  Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the Board of Directors performing these functions as of December 31, 2011, are Jeffrey Lamberson and Gary MacDonald.

Compensation Committee

The board of directors, in its Compensation Committee role, has discontinued all compensation for the remaining Officers and Directors for the foreseeable future.

Audit Committee

The Board of Directors, in its Audit Committee role, will be responsible for selecting the Company’s independent auditors, approve the scope of audit and related fees, and review financial reports, audit results, internal accounting procedures, related-party transactions, when appropriate, and programs to comply with applicable requirements relating to financial accountability. The Audit Committees function will include the development of policies and procedures for compliance by the Company and its officers and directors with applicable laws and regulations.  The audit committee has reviewed and discussed the attached audited financial statements with management.  The audit committee has received written disclosures from the independent accountant required by Independence Standard Board Standard No. 1, as amended, as adopted by the PCAOB in Rule 3600T and has discussed the independence of the company’s certifying accountant.  Based on this review and discussion, the Board of Directors, in its audit committee role, recommended that the audited financial statements be included in this Annual Report.

Nomination and Governance Committee

The Board of Directors, in its Nomination and Governance Committee role, will be responsible for recommendations to the Board of Directors respecting corporate governance principles; prospective nominees for Director; Board member performance and composition; function, composition and performance of Board committees; succession planning; Director and Officer Liability insurance coverage; and Director’s responsibilities.

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

Section 16(A) Beneficial Ownership Reporting Compliance.

We are not currently subject to Section 16 filings.

ITEM 11.  Executive Compensation

On January 3, 2011, the board of directors and the officers of the company voted to suspend salaries for the officers until after the consummation of the business combination with AWG.  Suspension of officer salaries was effective as of January 1, 2011.

Table 1.							Nonqualified
Name						Non-Equity	Deferred	All
and				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeff Lamberson,	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pres. and	2010	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
Director(2)

Gary MacDonald,	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO,
Director(1)	2010	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

Notes to Compensation:

(1)  Gary MacDonald converted $70,000 of accrued unpaid salary into common shares at $0.10 per share in on or about December 31, 2010.

(2)  Jeffery Lamberson converted $ 95,330 of accrued unpaid salary and expenses into common shares at $0.10 per share in on, or about December 31, 2010.

Discussion, Analysis and Overview of Compensation Program

The Company currently has no established compensation program as it is still a development stage company in need of financing.  All executive compensation was suspended effective January 1, 2011.  The Company plans to offer executive compensation in the future when the Company is able to commence operations or upon the consummation of a business combination transaction with an operating company.

Compensation Philosophy:  In the future, our general compensation philosophy will be designed to link an employee’s total cash compensation with our performance, the employee’s department goals and individual performance.  Given our limited operations and limited capital resources, we are subject to various financial restraints in our compensation practices.  As an employee’s level of responsibility increases, there will be a more significant level of variability and compensation at risk. By linking incentive compensation to the performance of the Company, we believe that it will create an environment in which our employees will be stakeholders in our success and, thus, benefit all shareholders.  As the Company moves from a development stage company to a revenue generating company we plan to bring on employees and develop written employee compensation guidelines.

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

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of December 31, 2011.

Employment Agreements

The Company currently has no employment agreements with any named executive officer.  The Company has engaged two independent contractors for services.

The Company has entered into a Financial Advisory Agreements with Mr. Wesley Sodorff's companies, Frontier Mutual, LLC and 7721 E. Trent, LLC to provide financial advisory and accounting assistance to the Company.  Mr. Sodorff's duties include providing assistance in regard to "due diligence" review and other aspects of the Company's responsibilities in regard to the prospective business combination transaction with AWG.

The Company has a consulting agreement with Ruby Nee, an independent contractor, engaged to provide accounting services for the Company.  On or about, October 1, 2011, the Company employed Ms. Nee, on a month-to-month basis, to serve as the Company's accountant.  Ms. Nee is responsible for day-to-day accounting operations, development of budgets, and managing bank accounts.  Ms. Nee will be compensated at the rate of $1,000 per month, payable quarterly with the first payment commencing January 1, 2012.

DIRECTOR COMPENSATION

The Company did not pay any director compensation during fiscal years ending December 31, 2011 and 2010.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2011 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our named executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o MIP Solutions, Inc. 7721 East Trent Ave., Spokane Valley, WA 99212. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 31, 2011 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Table 1. Management

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Jeffrey Lamberson	1,305,497	4.29%

Gary MacDonald	700,000	2.29%

Rob Perkinson(2)	1,357,144	4.46%
Total	3,362,641	11.04%

(1) Based on 30,457,775 as of April 12, 2012.   This figure includes 4,037,000 shares which are deemed issued and outstanding, but which have not yet been issued in certificate form.

(2) Resigned from the Company in June 2011

Table 2. Certain Beneficial Owners
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
John and Wendy Coghlan (2)	2,450,000	8.04%

Sheffels & Co. (3)	1,500,000	4.92%

Rob Perkinson	1,357,144	4.46%

Notes:

(1) Based on 30,457,775 as of April 12, 2012.   This figure includes 4,037,000 shares which are deemed issued and outstanding, but which have not yet been issued in certificate form.

(2)  Includes 150,000 common stock purchase warrants owned by Coghlan Family Corporation associated with the $150,000 Company loan, 250,000 common shares and a 250,000 common share purchase warrant owned by B.C.&H, Inc., a company owned and controlled by John Coghlan and a 500,000 common share purchase warrants owned by John Coghlan, individually. (See Changes in Control below).

(3)  The company believes that Mark Sheffels, the managing partner of Sheffels & Co., is the natural person with voting and dispositive control of Sheffels & Co.

Changes in Control

On September 29, 2011, the Company entered into a loan transaction with Coghlan Family Corporation (CFC).  CFC loaned the company $150,000 evidenced by a promissory note, a common stock purchase warrant and a security agreement.  The security agreement requires the Company to amend its articles of incorporation providing for a super voting Series A Preferred stock which would provide CFC with voting control of the Company in the event of a default on the promissory note.  The Company did not amend its articles or file a certificate of designation creating the Series A Preferred stock.  The promissory note was originally due on March 29, 2012. On April 12, 2012, CFC extended the due date to June 1, 2012 and agreed to permit the Company to defer amending its articles and designating a Series A super voting preferred stock until such time as CFC gives the Company formal written notice of a default. Management anticipated that the super voting Series A Preferred Stock would be defined as 1,000,000 shares with 500 votes each.  CFC acknowledged that as of April 12, 2012, the note is in good standing.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Transactions

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded $120,000.

On, or about January 1, 2012, the Company entered into an oral rental agreement at no charge for executive offices with 7721 East Trent, LLC, a Washington limited liability company, in which Wesley Sodorff has been indentified in this report as a "significant employee".  Mr. Sodorff owns a fifty percent equity interest in 7721 East Trent, LLC.

On October 1, 2011, the Company entered into a Financial Advisory Agreement with 7721 E. Trent, LLC, a company owned and controlled by Mr. Sodorff (Exhibit 10.10).  The Agreement provided for Mr. Sodorff to continue providing assistance to the Company in regard to the proposed AWG transaction including financial structuring and accounting advice.  The compensation under the October 2011 agreement was $10,000 per month.  The term of the agreement was three months and the Agreement expired December 31, 2011.

On January 1, 2012, a new Financial Advisory Agreement was entered into with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff (Exhibit 10.9). The compensation under the January 2012 agreement provides for the payment of $10,000 per month commencing on February 1, 2012.  The Agreement expires December 31, 2012. The Company considers Mr. Sodorff an affiliate.

On, or about October 20, 2011, the Company entered into a rent-free month-to-month real estate tenancy for executive offices with 3773 West Fifth, LLC, a company owned and controlled by John and Wendy Coghlan.  This tenancy ended on, or about December 31, 2011.

On September 29, 2011, Coghlan Family Corporation loaned the Company $150,000.  The loan was evidenced by a promissory note, security agreement and warrant agreement.  The note bears interest at the annual rate of 12%.  It is due March 29, 2012.  The note is secured by the Company's promise to deliver shares of a Series A Preferred stock with super voting rights. Management anticipated that the super voting Series A Preferred Stock would be defined as 1,000,000 shares with 500 votes each. The Company's articles have not been amended designating a class of preferred shares as of December 31, 2011.  The Warrant Agreements permits Coghlan Family Corporation to purchase 150,000 common shares at $0.06 per share.  The warrant expires September 30, 2016.

On, or about, December 31, 2010 Gary MacDonald converted $70,000 of accrued salary into common shares valued at $0.10 per share.

On, or about December 31, 2010, Jeff Lamberson converted $95,330 of accrued salary and expenses into common shares valued at $0.10 per share.

Director Independence

We currently have two directors serving on our board of directors, Mr. Lamberson and Mr. MacDonald.  We are not currently a listed issuer and, as such, are not subject to any director independence standards. Using the definition of independence set forth in the Nasdaq Marketplace Rules, neither Mr. Lamberson nor Mr. MacDonald would be considered an independent director of our Company.

ITEM 14.   Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s former registered public accounting firm for the audit and the reviews of the Company’s financial statements for the year ending December 31, 2010 was $27,263.  The aggregate fees for professional services rendered by the Company's current registered public accounting firm, MartinelliMick PLLC, for the audit was $6,916.

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

PART IV

ITEM 15.  Exhibits

Exhibit Number	Description of Exhibit	Location of Exhibit
2.1	Share Exchange Agreement between MIP Solutions, Inc. and AWG International, Inc. dated June 7, 2010	8-K filed June 10, 2010
3.1	Articles of Incorporation	SB-2 filed April 5, 2007
3.2	Bylaws	SB-2 filed April 5, 2007
10.1	License Agreement with Johns Hopkins University Laboratory	SB-2 filed April 5, 2007
10.2	MIP Solutions, Inc. 2008 Stock Plan	8-K filed September 17, 2008
10.3	Mutual Termination Agreement dated July 25, 2010 between MIP Solutions, Inc. and Johns Hopkins University	8-K filed August 13, 2010
10.4	Promissory Note evidencing $150,000 with Coghlan Family Corporation dated September 29, 2011	Filed herewith
10.5	Warrant Agreement with Coghlan Family Corporation dated September 29, 2011	Filed herewith
10.6	Security Agreement with Coghlan Family Corporation dated September 29, 2011	Filed herewith
10.7	Promissory Note evidencing $583.42 with Coghlan Family Corporation dated September 29, 2011	Filed herewith
10.8	Form of Warrant Agreement associated with Unit Equity Offering pursuant to Regulation D Rule 506	Filed herewith
10.9	Financial Advisory Agreement with Frontier Mutual, LLC dated January 12, 2012	Filed herewith
10.10	Financial Advisory Agreement with 7721 E. Trent Ave, LLC dated October 1, 2011	Filed herewith
10.11	Financial Advisory Agreement with G. Wesley Sodorff dated October 18, 2010	Filed herewith
10.12	Promissory Note evidencing AWG Intl obligation to pay $25,000 dated September 29, 2011	Filed herewith
10.13	Promissory Note evidencing AWG Intl obligation to pay $583.42 dated September 29, 2011	Filed herewith
10.14	Promissory Note evidencing AWG Intl obligation to pay $150,000 dated September 29, 2011	Filed herewith
10.15	Promissory Note evidencing AWG Intl obligation to pay $77,935.32 dated December 31, 2011	Filed herewith
10.16	Promissory Note evidencing AWG Intl obligation to pay $66,522.28 dated September 29, 2011	Filed herewith
10.17	Amended and Restated September 29, 2011 Promissory Notes totaling $242,105.70 dated March 28, 2012	Filed herewith
10.18	Amended and Restated December 31, 2011 Promissory Note totaling $77,935 dated March 28, 2012	Filed herewith
14	Code of Ethical Conduct	Filed herewith
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewith
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewith
101**

The following materials from MIP Solutions, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders' Deficit, (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements tagged as blocks of text.

Filed herewith

*

      In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

**   In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIP Solutions, Inc.

Date: May 7, 2012	/s/ Jeffrey Lamberson

By: Jeffrey Lamberson Title: President, Chief Financial Officer (Principal Accounting Officer)
Date: May 7, 2012	/s/ Gary McDonald

By: Gary McDonald Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 7, 2012	/s/ Jeffrey Lamberson
By: Jeffrey Lamberson
Title: Director
Date: May 7, 2012	/s/ Gary McDonald
By: Gary McDonald
Title: Director