Form 10-Q
period 2012-03-31
MIPSolutions, Inc.
filed 2012-05-18
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to   _____________

Commission file number:      333-141927

MIP SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-4047619
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7721 East Trent Ave. Spokane Valley, WA	99212
(Address of principal executive offices)	(Zip Code)

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

Yes    [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  May 15, 2012 there were 30,945,275 shares of the Company’s common stock were issued and outstanding.

MIP SOLUTIONS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2012

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.   FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

11

ITEM 4.  CONTROLS AND PROCEDURES

11

PART II

12

ITEM 1.  LEGAL PROCEEDINGS

12

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

12

ITEM 4.  MINE SAFETY DISCLOSURES

12

ITEM 5.  OTHER INFORMATION

13

ITEM 6.  EXHIBITS

13

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MIP SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$57,377	$104,397
Interest Receivable	14,768	6,575
Note receivable	395,439	273,853
Total Current Assets	467,584	384,825

TOTAL ASSETS	$467,584	$384,825

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$58,443	$33,898
Accrued expense	-	9,035
Accrued interest	6,454	4,307
Note payable	50,317	50,317
Note payable - related party	125,000	122,750
Common stock to be issued	59,045	59,045
Total Current Liabilities	299,259	279,352

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares authorized, 30,457,775 and 27,207,775 shares issued and outstanding, respectively	30,459	27,209
Additional paid-in capital	3,411,019	3,284,269
Deficit accumulated during the development stage	(3,273,154)	(3,206,005)
Total Stockholders' Deficit	168,324	105,473

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$467,584	$384,825

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From December 19, 2005 (Inception) to March 31, 2012
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	39,500	-	1,329,775
Depreciation and amortization	-	57	57,428
General and administrative	730	1,254	199,824
Professional fees	27,824	857	487,639
Research and development	-	-	186,468
Officers and directors fees	-	-	658,575
Option fee	-	-	5,000
Travel and meals	391	-	47,268
Royalty expense	-	-	100,000
Lease termination expense	-	-	178,687
Buyout provision payable	-	-	37,500
TOTAL OPERATING EXPENSES	68,445	2,168	3,288,164

LOSS FROM OPERATIONS	(68,445)	(2,168)	(3,219,719)

OTHER INCOME (EXPENSE)
Other income	8,193	-	14,960
Interest expense	(4,647)	-	(118,832)
Finance Expense	(2,250)	-	(4,500)
Loss on disposition of assets	-	-	(7,826)
Loss on impairment of assets	-	-	(125,731)
Forgiveness of debt	-	-	256,939
TOTAL OTHER INCOME	1,296	-	15,010

LOSS BEFORE TAXES	(67,149)	(2,168)	(3,273,154)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(67,149)	$(2,168)	$(3,273,154)

NET LOSS PER COMMON SHARE,BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	30,457,775	20,419,115

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended	From December 19, 2005 (Inception) to March 31, 2012
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,149)	$(2,168)	(3,273,154)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	-	57	57,428
Loss on disposition of assets	-	-	7,826
Loss on impairment of assets	-	-	125,731
Common stock and warrants issued for services	-	-	1,139,504
Interest expense for beneficial conversion feature	-	-	1,087
Common stock issued for payables	-	-	130,532
Forgiveness of debt	-	-	(256,939)
Financing expense	2,250	-	32,500
Debit discount	-	-	11,956
Decrease (increase) in:
Interest receivable	(8,193)	-	(14,768)
Increase (decrease) in:
License fee payable	-	-	(80,000)
Accounts payable	24,546	1,135	300,581
Accrued expense	(9,035)	-	45,000
Accrued interest	2,147	-	35,446
Accrued payroll	-	-	413,622
Related party payable	-	-	44,009
Royalty payable	-	-	80,000
Common stock to be issued	-	-	59,045
Net cash provided (used) by operating activities	(55,434)	(976)	(1,140,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(20,755)
Purchase of license	-	-	(65,000)
Purchase of patents	-	-	(29,972)
Sale of asset	-	-	9,960
Investment in notes receivable	(121,586)	-	(441,627)
Payment	-	-	46,189
Net cash provided (used) by investing activities	(121,586)	-	(501,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants for cash, net of fees	130,000	-	1,242,225
Proceeds from note payable	-	976	533,196
Repayment of note payable	-	-	(76,245)
Net cash provided by financing activities	130,000	976	1,699,176
			-
Net increase (decrease) in cash and cash equivalents	(47,020)	-	57,377

Cash, beginning of period	104,397	-	-
Cash, end of period	$57,377	$-	$57,377

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended	From December 19, 2005 (Inception) to March 31, 2012
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)	(unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Equipment issued for accounts payable	-	$-	7,372
Issuance of warrant with note payable	-	$-	4,500
Common stock issued for license	-	$-	550
Common stock issued for patent	-	$-	1,122
Common stock issued for note payable & accrued interest	-	$-	332,733
Common stock issued for asset	-	$-	60,200
Common stock issued for officers & directors fees	-	$-	413,389
Common stock issued for accounts payable	-	$-	34,980
Common stock issued for accrued expense	-	$-	45,000
Common stock issued for note payable - related party	-	$-	28,009

The accompanying notes are an integral part of these financial statements.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by MIP Solutions, Inc. (the Company) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting, as well as the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may have been condensed or omitted.  In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows for the fiscal periods presented have been included.  The information included in this 10-Q should be read in conjunction with the audited financial statements and notes to the financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2011.

Reclassifications:  Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation.  These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our financial statements.  Actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operation.

NOTE 2 – EARNINGS PER SHARE

We follow financial accounting standards which require the calculation of basic and diluted earnings per share.  Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents.  Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants.  Total outstanding common stock equivalents at March 31, 2012 and December 31, 2011 were 11,125,000 and 7,875,000, respectively.  If we incur losses in the period presented, or conversion into common shares is anti-dilutive, basic and dilutive earnings per share are equal.

NOTE 3 – INCOME TAXES

For the year ended December 31, 2011, we recognized an estimated deferred tax asset of $1,089,000 and a corresponding valuation allowance offsetting the balance.  Each quarter we review the valuation and have determined that there is a change in the tax asset and corresponding valuation allowance of $24,000 for the quarter ending March 31, 2012.

NOTE 4 – GOING CONCERN

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $3,273,154 as of March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company is currently pursuing a business acquisition that is developing technology that, if successful, will mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

NOTE 5 – NOTES RECEIVABLE

On September 29, 2011, December 31, 2011 and March 31, 2012 respectively the Company executed notes receivable for $242,106, $77,935 and $121,586 to AWG.  To date AWG has made payments in the amount of $46,189.  The notes bear interest of 12%, are unsecured and due on June 1, 2012. As of March 31, 2012, the balance was $395,439.  As of March 31, 2012 accrued interest receivable was $14,768.  Interest income earned during the period ending March 31, 2012 was $8,193.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2012

NOTE 6 - COMMON STOCK AND WARRANTS

During the quarter ended March 31, 2012, the company issued 3,250,000 units comprised of one share of common stock and one common stock purchase warrant for $130,000. The warrants have a one year term. The table below provides the details of these transactions:

	Date	Number Of Shares	Amount Received
Common stock and warrants issued for shares at $0.04 per share	01/05/2012	250,000	$ 10,000
Common stock and warrants issued for shares at $0.04 per share	02/02/2012	625,000	25,000
Common stock and warrants issued for shares at $0.04 per share	02/16/2012	250,000	10,000
Common stock and warrants issued for shares at $0.04 per share	03/14/2012	375,000	15,000
Common stock and warrants issued for shares at $0.04 per share	03/22/2012	500,000	20,000
Common stock and warrants issued for shares at $0.04 per share	03/26/2012	1,250,000	50,000
Totals shares issued for the period ended March 31, 2012		3,250,000	$ 130,000

The Company utilized the Black-Scholes model with a risk-free interest rate of 1.2%; expected volatility of 115%; expected term of five years; and zero dividend yields.  As of March 31, 2012, there were 11,125,000 warrants outstanding and exercisable at $0.06.

NOTE 7 – COMMITMENTS & CONTINGENCIES

On July 27, 2011, the Company entered into a non-binding letter of intent to enter into a new business combination transaction with AWG International, Inc. (“AWG”), a Nevada corporation, with a view to enter into a new acquisition agreement to acquire AWG as an operating subsidiary. To date, a definitive acquisition agreement has not been executed.  The Company is conducting "due diligence" review and AWG has provided its financial statements for auditing procedures. The "due diligence" review and completion of AWG audited financial statements are conditions which must be satisfied before entering into a formal definitive acquisition agreement with AWG. As of March 31, 2012, the Company is still pursuing this possible business combination.

Under the terms of the license agreement with The Johns Hopkins University, the Company will be held responsible to pay JHU/APL fees and/or royalties when they achieve certain milestones, related to annual net sales and total funds raised from external investors. On August 2, 2010 the Company entered into a Mutual Termination Agreement with JHU/APL (See Note 8).

In 2008, the Company contracted for services which required the issuance of additional common stock. The services and the common stock to be issued were valued at $41,045. The original commitment was for the issuance of 62,500 shares of common stock. As of March 31, 2012, the Company had not issued this stock.

NOTE 8 - NOTES PAYABLE

On September 29, 2011, the Company borrowed $150,000 from Coghlan Family Corporation ("CFC") evidenced by a promissory note bearing interest at the rate of twelve (12%) interest due on March 29, 2012.  During the fourth quarter of 2011, the Company paid $25,000 on this note’s principal. Additionally, in connection with a $150,000 loan made by CFC, the Company granted Coghlan 150,000 common stock purchase warrants exercisable at $0.06 which will expire October 1, 2016. The value ascribed to these warrants was $4,500 and was recorded in equity. The debt discount is to be amortized over the life of the loan and $4,500 was amortized through March 31, 2012.

Additionally, the note was to be secured with the issuance of a Series A Preferred Stock which would provide the lender with voting control of the Company in the event of a default.  The Company did not designate or issue the Series A Preferred Stock.  On April 12, 2012, CFC extended the due date to June 1, 2012 and agreed to permit the Company to defer amending its articles of incorporation providing for a super voting Series A preferred stock until such time as CFC gives the Company formal written notice of a default.  Management anticipated that the super voting Series A Preferred Stock would be defined as 1,000,000 shares with 500 votes each.  CFC acknowledged that as of May 9, 2012, the note is in good standing. As of March 31, 2012, the accrued interest was $2,624.

During 2010 and 2011, the Company borrowed various sums from AWG. As of March 31, 2012, the Company owed AWG $30,317 under a demand loan with interest accruing at a rate of 12%. As of March 31, 2012 and March 31, 2011, the accrued interest was $3,830 and $0 respectively.

MIP SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2012

On August 2, 2010 the Company entered into a Mutual Termination Agreement with JHU/APL. Under the terms of the agreement the Company will pay $20,000 and 600,000 restricted common shares, valued at $18,000, to JHU/APL as settlement of all amounts owed, within 20 days of a proposed reverse takeover by AWG, as settlement for $131,633 of debt. As of March 31, 2012, the $20,000 note remains outstanding and the $18,000 of common stock is still classified as common stock to be issued.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to March 31, 2012, identifying those that are required to be disclosed as follows:

During the second quarter of 2012, the Company sold 487,500 units as part of the ongoing $500,000 non-public private placement of units comprised of one share of common stock and one common stock purchase warrant for $0.04 per unit. The remaining warrants will be exercisable at $0.06 per share and are subject to the Company's call provisions. The offering is limited to investors with whom the Company's management has substantive and pre-existing relationships.  As of May 9, 2012 the Company raised an additional $19,500 from these sales.

On April 30, 2012, 500,000 warrants were exercised at $0.06 per share raising an additional $30,000.

The Company is still pursuing its interest in AWG and is currently engaged in subsequent due diligence as of May 9, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Quarter Ended March 31, 2012 and March 31, 2011

Net Sales

The Company is a development stage company and has no revenue.

Net Loss

The Company had a net loss of $67,149 for the quarter ended March 31, 2012 compared to a net loss of $2,168 for the quarter ended March 31, 2011.  The increase was primarily due to an increase in consulting and professional services.

Operating Expenses

The Company incurred total operating expenses of $68,445 for the quarter ended March 31, 2012 compared to total operating expenses of $2,168 for the quarter ended March 31, 2011.

Consulting expenses increased $ 39,500 from $ -0- for the quarter ended March 31, 2011 to $39,500 for the quarter ended March 31, 2012 was primarily due to fees paid for business consulting assistance related to the Company's proposed acquisition of AWG International, Inc.

Professional fees increased $26,967 from $857 for the quarter ended March 31, 2011 to $27,824 for the quarter ended March 31, 2012 primarily as a result of engaging an attorney and certified public accountants to assist the Company with the preparation of its periodic reporting requirements.

The Company’s general and administrative expenses decreased $524 from $1,254 for the quarter ended March 31, 2011 to $730 for the quarter ended March 31, 2012.  The decrease resulted primarily from a reduction in internal corporate activity.

Interest Expense

The Company recorded an increase in interest expense of $4,647 for the quarter ended March 31, 2012 from no interest for the quarter ending March 31, 2011.  This interest was primarily due the funds borrowed from Coghlan Family Corporation.

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

At March 31, 2012, the Company had $57,377 in cash, total current assets of $467,584, total current liabilities of $299,259 and total stockholders' equity of $168,324 compared to no cash, total current assets of $289, current liabilities of $150,803 and total stockholders' deficit of $150,514 for the period ending March 31, 2011.

The Company’s unaudited financial statements for the quarter ended March 31, 2012 contain a “going concern” qualification.  As discussed in Note 4 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, the independent auditors have raised substantial doubt about the Company’s ability to continue as a going concern.

The Company experienced negative cash flow used in operations during the fiscal quarter ended March 31, 2012 of $55,434 compared to negative cash flow used in operations for the year ended March 31, 2011 of $976.

On September 29, 2011, the Company borrowed $150,000 from Coghlan Family Corporation ("CFC") evidenced by a promissory note bearing interest at the rate of twelve (12%) interest due on March 29, 2012.  During the fourth quarter of 2011, the Company paid $25,000 on this note’s principal. Additionally, in connection with a $150,000 loan made by CFC, the Company granted Coghlan 150,000 common stock purchase warrants exercisable at $0.06 which will expire October 1, 2016. The value ascribed to these warrants was $4,500 and was recorded in equity. The debt discount is to be amortized over the life of the loan and $4,500 was amortized through March 31, 2012.

Additionally, the note was to be secured with the issuance of a Series A Preferred Stock which would provide the lender with voting control of the Company in the event of a default.  The Company did not designate or issue the Series A Preferred Stock.  On April 12, 2012, CFC extended the due date to June 1, 2012 and agreed to permit the Company to defer amending its articles of incorporation providing for a super voting Series A preferred stock until such time as CFC gives the Company formal written notice of a default.  Management anticipated that the super voting Series A Preferred Stock would be defined as 1,000,000 shares with 500 votes each.  CFC acknowledged that as of May 9, 2012, the note is in good standing. As of March 31, 2012, the accrued interest was $2,624.

On September 29, 2011, December 31, 2011 and March 31, 2012 respectively, the Company loaned money to AWG International, Inc. ("AWG").  AWG executed notes payable to the Company in the amounts of $242,106, $77,935 and $121,586.  To date, AWG has made payments in the amount of $46,189.  The notes bear interest of 12%, are unsecured and due on June 1, 2012. As of March 31, 2012 the balance was $395,439.  As of March 31, 2012 accrued interest receivable was $14,768.  Interest income earned during the period ending March 31, 2012 was $8,193.

To date, the Company has met its working capital needs through funds received from shareholder loans, the sale of private equity and incursion of debt.  Until operations become profitable, the Company must continue to sell equity or incur debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) . Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) Exchange Act) during the period ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

ITEM 1.

LEGAL PROCEEDINGS

There are no legal proceedings pending against the Company to the knowledge of management.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2012, the Company sold 3,250,000 units which was continuation of the equity securities offering commenced in 2011.  The securities were sold to six accredited investors for $130,000.   The unit offering commenced August 17, 2011.  The Offering consisted of 12,500,000 units comprised of one (1) share of common stock and one (1) common stock purchase warrant for four ($0.04) cents per unit. The warrants are exercisable at six (0.06) cents per share. The common stock purchase warrant is subject to the Company's call if the stock trades above eight (0.08) cents per share and there is an effective registration statement registering the common stock underlying the warrants.

During the second quarter of 2012, the Company sold an additional 487,500 units as part of the ongoing $500,000 non-public private placement of units comprised of one share of common stock and one common stock purchase warrant for $0.04 per unit. The remaining warrants will be exercisable at $0.06 per share and are subject to the Company's call provisions. As of May 9, 2012 the Company raised an additional $19,500 from these sales.

On April 30, 2012, 500,000 warrants were exercised at $0.06 per share raising an additional $30,000.

The Company relied on the transaction exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D Rule 506. The Units are restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Securities Act of 1933, as amended.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On July 27, 2011, the Company entered into a non-binding letter of intent to enter into a new business combination transaction with AWG International, Inc. (“AWG”), a Nevada corporation,  with a view to enter into a new acquisition agreement to acquire AWG as an operating subsidiary. To date, a definitive acquisition agreement has not been executed.  The Company is conducting "due diligence" review and AWG has provided its financial statements for auditing procedures. The "due diligence" review and completion of AWG audited financial statements are conditions which must be satisfied before entering into a formal definitive acquisition agreement with AWG. As of March 31, 2012, the Company is still pursuing this possible business combination.

ITEM 6.

EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

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

Date:  May 17, 2012

MIP Solutions, Inc.

(Registrant)

      /s/ Gary McDonald                                                             /s/ Jeffrey Lamberson

By:________________________________

________________________________

Gary McDonald

Jeffrey Lamberson

Chief Executive Officer

President, Chief Financial Officer

(Principal Accounting Officer)

14