Form 10-Q
period 2012-06-30
AWG International Water Corp
filed 2012-08-20
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to   _____________

Commission file number:      333-141927

AWG INTERNATIONAL WATER CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	20-4047619
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7721 East Trent Ave. Spokane Valley, WA	99212
(Address of principal executive offices)	(Zip Code)

(509) 474-9451

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   August 20, 2012 there were 115,763,875 shares of the Company’s common stock were issued and outstanding.

AWG INTERNATIONAL WATER CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2012

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

22

ITEM 4.  CONTROLS AND PROCEDURES

22

PART II – OTHER INFORMATION

23

ITEM 1.  LEGAL PROCEEDINGS

23

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

23

ITEM 4.  MINE SAFETY DISCLOSURES

23

ITEM 5.  OTHER INFORMATION

23

ITEM 6.  EXHIBITS

24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AWG International Water Corporation

(A Development Stage Company)

Consolidated Financial Statements

Quarter ended June 30, 2012

AWG INTERNATIONAL WATER CORPORATION (A Development Stage Company) Consolidated Balance Sheets As at June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(unaudited)

ASSETS
Current assets
Cash	$ 157,549	$ 439
Deposit on product (Note 5)	134,043	108,448
Inventory (Note 6)	15,419	15,419
Notes receivable	-	30,317
Interest receivable	-	2,923
Total current assets	307,011	157,546

Other assets
Technology acquisition (Note 4)	41,969	36,216
Total assets	$ 348,980	$ 193,762

LIABILITIES
Current liabilities
Accounts payable	$ 145,408	$ 105,936
Accrued liabilities (Note 7)	170,220	-
Notes payable (Note 8)	145,000	280,427
Notes payable - related party	-	1,445
Total current liabilities	460,628	387,808

Commitments & contingencies (Note 9)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at June 30, 2012 or December 31, 2011, respectively. (Note 11)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized,115,663,875 and 77,863,949 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively. (Note 11)	115,666	77,864
Paid-in-capital	1,154,138	706,178
Deficit accumulated during the development stage	(1,381,452)	(978,088)
Total shareholders' deficit	(111,648)	(194,046)
Total liabilities and shareholders' deficit	$ 348,980	$ 193,762

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

For the periods ended June 30, 2012 and 2011 and Accumulated since Date of Inception (March 18, 2010)

					Accumulated from
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	March 18, 2010 to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ (10,450)	$ 4,652	$ 2,643	$ 4,652	$ 67,418
Cost of sales	-	5,280	14,792	10,430	78,968

Gross profit (loss)	(10,450)	(628)	(12,149)	(5,778)	(11,550)

GENERAL & ADMINISTRATIVE EXPENSES
Travel & entertainment	28,193	27,919	38,484	40,645	142,924
Professional fees	223,780	69,795	304,695	248,887	1,076,314
Other	24,787	26,312	39,600	40,567	131,311

Total General & Administrative Expenses	276,760	124,026	382,779	330,099	1,350,549

Operating loss	(287,210)	(124,654)	(394,928)	(335,877)	(1,362,099)

OTHER INCOME/(EXPENSE)
Interest income	-	14	-	63	2,995
Interest expense	(863)	(178)	(8,434)	(2,921)	(22,348)

Net loss	$ (288,072)	$ (124,818)	$ (403,363)	$ (338,735)	$ (1,381,452)

Net loss per common share: Basic and fully diluted	($0.00)	($0.00)	($0.01)	($0.00)

Weighted average number of common shares: Basic and fully diluted	77,931,000	77,863,949	77,908,716	76,745,349

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the periods ended June 30, 2012 and 2011 and Accumulated since Date of Inception (March 18, 2010)

			Accumulated from
	Six Months Ended	Six Months Ended	March 18, 2010 to
	June 30, 2012	June 30, 2011	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (403,363)	$ (338,735)	$ (1,381,452)
Stock issued for services	4,550	25,000	141,050
Changes in assets and liabilities:
Notes receivable	-	(22,876)	-
Interest receivable	-	-	(2,923)
Inventory	-	1,440	(15,419)
Deposits and retainers	(25,000)	-	(133,448)
Accounts payable	(35,585)	20,987	93,168
Other Accruals	108,471	-	108,471
Net cash (used) by operating activities	(350,927)	(314,184)	(1,190,553)

Cash flows from investing activities:
Notes Receivable	-	-	(30,316)
Cash proceeds from Acquisition	157,597	-	157,597
Technology Acquisition	(5,753)	-	(5,753)
Net cash (used) by financing activities	151,844	-	121,528

Cash flows from financing activities:
Common stock issued for cash	-	250,001	588,509
Payments on notes payable	(1,445)	(112,554)	(1,445)
Borrowings on notes payable	357,638	-	638,065
Notes payable - related party receipts	-	-	8,622
Notes payable - related party payments	-	-	(7,177)
Net cash provided by financing activities	356,193	137,447	1,226,574

Increase/(Decrease) in cash	157,110	(176,737)	157,549
Cash, beginning of period	439	177,961	-
Cash, end of period	$ 157,549	$ 1,224	$ 157,549

Non-cash investing and financing activities:
Capital contribution of notes payable - related party	$ -	$ 22,817	$ 22,817

Supplemental disclosure of cash flow information
Interest paid	$ 8,200	$ 2,921	$ 11,121

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

AWG International Water Corporation (“AWGI”) designs, builds and sells Atmospheric Water Generation technology.  AWGI proprietary systems harvest and purify humidity from the atmosphere.  The Company believes these systems to be the most practical, reliable, secure and abundant source of untapped fresh water found on the planet.  Fresh water is essential to life on earth and a critical industrial factor to the world economy.  Demand for clean water is increasing as populations explode and societies modernize, causing shortages of fresh water world-wide.  All living organisms require water to survive.  Water has no substitute at any price, is not renewable, and is finite in supply.

AWGI utilizes contract manufacturers and partners to assemble both its residential and commercial product lines.  Sales and marketing will be accomplished by qualified distributors with applicable knowledge and experience.  These distributors will be appointed in selected and specific territories.

BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of AWG International Water Corporation and subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") (See Management Statement regarding Going Concern in Note 2).  Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2012 or for any other interim period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2011 filed as an exhibit to the Form 8-K on July 16, 2012.

On July 10, 2012, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") by and among AWG International Water Corporation and AWG International, Inc.  Upon closing of the transaction contemplated under the “Share Exchange Agreement” (the "Business Combination"), on July 10, 2012, AWG International Water Corporation acquired AWG International, Inc., which became a wholly owned subsidiary of AWG International Water Corporation.  The Business Combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of AWG International, Inc. Under reverse acquisition accounting AWG International, Inc. (subsidiary) will be treated as the accounting parent (acquirer) and AWG International Water Corporation (parent) will be treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the Business Combination, which includes a 67.1522 for 1 issuance of AWG International Water Corporation shares to AWG International, Inc. shareholders.

Although the Share Exchange Agreement was completed on July 10, 2012, the effective date for accounting purposes will be June 30, 2012, and all of the accounting adjustments that are necessary are fully reflected in the June 30, 2012 financial statements.

The Company’s year-end is December 31.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 2:  GOING CONCERN UNCERTAINTIES

The Company has not generated positive cash flows since inception, which raises the doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon achieving a profitable level of operations and obtaining additional financing to fund ongoing operations.

To achieve these objectives, the Company continues to seek other sources of financing to support existing operations and expand the range and scope of its business.  However, there are no assurances that such financing can be obtained on acceptable terms and in a timely manner, if at all.  The failure to obtain the necessary working capital would have a material adverse effect on the business and, in the event the Company is unable to execute its business plan, the Company may be unable to continue as a going concern.

The accompanying financial statements do not include any adjustment to the recorded assets or liabilities that may be necessary should the Company have to curtail operations or be unable to continue operations.

NOTE 3:  BUSINESS COMBINATION

On July 10, 2012, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") by and among AWG International Water Corporation and AWG International, Inc.  Upon closing of the acquisition transaction contemplated under the “Share Exchange Agreement” (the "Business Combination"), on July 10, 2012, AWG International Water Corporation acquired AWG International, Inc., which became a wholly owned subsidiary of AWG International Water Corporation.

AWG International Water Corporation incorporated on December 19, 2005, under the laws of the State of Nevada and is headquartered in Spokane Valley, Washington.  The Company previously operated as MIP Solutions, Inc.  This company was a shell company prior to the Business Combination.

AWG International, Inc. incorporated on March 18, 2010, under the laws of the State of Nevada and is headquartered in Spokane Valley, Washington.  This company is in the business of developing, patenting and marketing water manufacturing devices.

Pursuant to the terms and conditions of the Share Exchange Agreement, AWG International Water Corporation acquired 100% of the capital stock, 1,160,514 common shares, of AWG International, Inc. in exchange for 77,931,100 common shares.  This common stock represents 67.38% of the Company’s issued and outstanding capital stock.

All of the outstanding shares of AWG International, Inc.’s common stock prior to the Business Combination were converted into the right to receive 67.1522 shares of AWG International Water Corporation’s common stock.  Accordingly, an aggregate of 77,931,100 shares of common stock were issued to the shareholders of AWG International, Inc.

The shares of AWG International Water Corporation’s common stock issued to the former holders of AWG International, Inc.’s common stock in connection with the Business Combination, and the shares of the Company's common stock and warrants issued in the Private Placement, were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under that section, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares contain a legend stating the restrictions applicable to such shares.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Business Combination transaction date:

Cash and cash equivalents	$ 157,597
Notes receivable - AWGI	635,142
Prepaid	595
Total identifiable assets	$ 793,334

Accounts payable	$ (75,057)
Notes payable	(145,000)
Notes payable - AWGI	(33,012)
Stock to be issued	(59,045)
Total identifiable liabilities	$ (312,123)

Net identifiable assets	$ 481,211

As part of the accounting adjustments associated with the reverse acquisition, all intercompany balances were subsequently eliminated.

NOTE 4:  SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

The Company’s business continues to be in the development stage as defined in FASB ASC 915-10-20.  The Company has devoted substantially all of its efforts to business planning and development and remains focused on continued research and development of alternative water generation products.  Sales have been from demonstration air-to-water machines.  In the near term, the Company will continue development efforts toward market-ready products.  Upon successful completion of independent lab testing and receipt of appropriate regulatory approvals, the Company will be in a position to transition from development stage to commercialization.

A.  Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period.  Actual results could differ materially from the estimates.

B.  Reclassification

Certain amounts in the historical financial statements have been reclassified to conform to the current 2012 presentation.  These reclassifications have no effect on net loss, total assets, or shareholders’ equity as previously reported.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

C.  Cash and cash equivalents

At June 30, 2012 and December 31, 2011, cash and cash equivalents consisted of a checking account and money market account held by a financial institution.

D.  Technology Acquisition

The technology supporting the Company’s products (“Technology Acquisition”) was obtained as described below.  Under the terms of the assignment, the Company owns exclusive and non-exclusive rights to manufacture, market and sell certain products covered under individual patents and/or patents pending.  In return, the persons making the assignment received 500,000 common shares of the Company.  The Company incurred approximately $5,000 of additional costs related to the assignment and patent protection during first quarter 2012.

On or about April 13, 2010, Everest Water, Ltd., (“Licensor”) granted CanAmera Management, Inc. (“Licensee”), a corporation organized under the laws of the Republic of Panama, a non-exclusive, royalty bearing license to manufacture, use and sell products under U.S. Patent No. 7,272,947 including any and all U.S. or foreign patents derived and any patent on improvements on the patent, (the "License Agreement").  The patent describes a device that produces potable water by extracting water from the air and purifying it by way of cooling and condensing water and removing bacteria or preventing the formation of bacteria.

On the same date, April 13, 2010, CanAmera Management assigned the License Agreement to AWG International, Inc., as successor Licensee.  The consideration for the assignment was 250,000 common shares of AWG International, Inc.  Mr. Keith White, a Company director, Chief Executive and Technology Officer and Robb Perkinson, a company director, have shared voting and dispositive control of CanAmera Management, Inc. On August 3, 2012, information came to our attention which raised questions about the enforceability, validity and scope of protection relating to the Everest Water patents, the Everest Water/CanAmera Management License Agreement and subsequent patent assignments ("G2 Assets") which were associated with the License Agreement.  These questions involve legal issues under the laws of the Commonwealth of the Bahamas.  The Company intends to engage a Bahamian law firm to provide guidance and advice in regard to the legal questions associated with these G2 Assets.

On May 15, 2012, Mr. Keith White, the patent owner, assigned Provisional Patent application 61/262.862, titled, “Atmospheric Water Generator” to CanAmera Management, Inc. and on the same date, CanAmera Management, Inc. assigned the application to AWG International, Inc.  The assignments were recorded with the U. S. PTO on June 25, 2012.  We refer to this patent as supporting the proposed G3 product line.  In consideration of this assignment, 250,000 shares of AWG common stock were issued to CanAmera Management, Inc.  At the time of the technology acquisition, the Company determined the value of the Technology Acquisition to be $36,216 based upon the actual, verifiable costs associated with securing the patent.

On April 19, 2012, Mr. Keith White, the patent owner, assigned Patent application number 61489588 titled “Atmospheric Water Generator” to AWG International Inc.  We refer to this patent as supporting the proposed G4 and G5 product lines.

Long-lived assets of the Company, including Technology Acquisition, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.  See discussion Note 3(I), Impairment of Long-Lived Assets.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

E.  Revenue Recognition

The Company recognizes revenues when earned which shall be as products or services are delivered to customers or distributors.  The Company shall also record accounts receivable for revenue earned but not yet collected.

F.  Income Taxes

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

	June 30, 2012	December 31, 2011
Net operating loss carry forwards	$1,381,000	$978,000
Deferred tax asset	470,000	333,000
Deferred tax asset valuation allowance	(470,000)	(333,000)
Net deferred tax asset	$-	$-

At June 30, 2012, the Company had net operating loss carry forwards of approximately $1,381,000, which will expire in 2031.  The Company calculates its deferred tax attributes at an expected tax rate of approximately 34%.  The change in the valuation allowance from December 31, 2011 to June 30, 2012 was $137,000.

Due to the reverse acquisition, the Company is restricted in the future use of net operating loss and tax credit carry-forwards generated by AWG International Water Corporation before the effective date of the Business Combination. Both of the Companies’ separate loss years’ net operating losses will be subject to possible limitations concerning changes of control and other limitations under the Internal Revenue Code. The net operating loss carry-forwards are subject to annual limitations which are cumulative until they expire.  The Company is in the process of determining the annual allowable net operating loss deduction should the Company generate taxable income.  Since both of the companies which were parties to the share exchange have substantial valuation allowances against any components of deferred taxes, management believes that no material differences in tax allocations will arise from the share transaction.

ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2012 and December 30, 2011, the Company has not taken any tax positions that would require disclosure under ASC 740.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at June 30, 2012 or December 31, 2011, and has not recognized interest and/or penalties in the statement of operations for the six months ending June 30, 2012 and 2011.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2007.  The Company has not filed its federal or state tax returns.  The Company is working towards resolving these delinquencies.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

G.  Earnings (Loss) Per Share (“EPS”)

FASB ASC 260, Earnings Per Share provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

H.  Derivative Instruments

FASB ASC 815, Derivatives and Hedging establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At June 30, 2012 and December 31, 2011, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

I.  Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed at least annually for impairment or when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of June 30, 2012 and December 31, 2011.

J.  Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2012 and December 31, 2011.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:  Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities;

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

Level 2:  Applies to assets or liabilities for which there are inputs other than the quoted prices in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data; and

Level 3:  Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities, which may include the reporting entity to develop its own assumptions.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2012 or December 31, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended June 30, 2012 or December 31, 2011.

K.  Impact of New Accounting Standards

In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS).  The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  The Company is currently assessing the impact of the guidance.

In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income.  The option to present items of OCI in the statement of changes in equity has been eliminated.  The new requirements are effective for annual reporting periods beginning after December 15, 2011 and for interim reporting periods within those years.  The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment.  The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company does not expect the adoption to have a material impact on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 5:  DEPOSITS ON PRODUCT

At June 30, 2012 and December 31, 2011, there was a balance of $134,043 and $108,448, respectively in deposits on product.  Deposits on product primarily represent amounts paid to a Korean vendor for units being assembled for shipment.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 6:  INVENTORY

At June 30, 2012 and December 31, 2011, there was a balance of $15,419 in Inventory.  The Company maintains an inventory of filters that are used both in the manufacture of new units and replacements for previously sold units.  There was no change in the inventory for the six months ended June 30, 2012.

NOTE 7:  ACCRUED LIABILITIES

At June 30, 2012, there was a balance of $170,220.  As part of the separation with its former President in June 2012, the Company agreed to a severance payment of $22,500, which remained outstanding at June 30, 2012.  The Company incurred consulting services associated with the technical research and testing of its products in the amount of $88,675 with Green Wise Energy.  Additionally, the Company had $59,045 of common stock to be issued.

NOTE 8:  NOTES PAYABLE

At June 30, 2012, there was a balance of $145,000.  The balance is the result of a settlement agreement with John Hopkins University and a note with the Coghlan Family Corporation.

On August 2, 2010, the Company entered into a Mutual Termination Agreement with The John Hopkins University Applied Physics Laboratory (“JHU/APL”) to be released from the terms of a license agreement.  Under the terms of the Mutual Termination Agreement, the company agreed to pay $20,000 and issue 600,000 restricted common shares, valued at $18,000 to JHU/APL as settlement of all amounts owed, within 20 days of the proposed reverse takeover by AWG International, Inc. as settlement for $131,633 of debt.  As of June 30, 2012, the $20,000 note remains outstanding and the common stock remains classified as common stock to be issued.

On September 29, 2011, the Company borrowed $150,000 from Coghlan Family Corporation (“CFC”) evidenced by a six-month promissory note bearing interest at the rate of twelve percent (12%) interest.  The loan was evidenced by a promissory note, security agreement and warrant agreement.  On June 25, 2012, the security agreement was terminated and the note was extended to August 1, 2012.  The warrant agreement permits CFC to purchase 150,000 common shares at $0.06 with an expiration date of October 1, 2016.  The value ascribed to these warrants was $4,500 and recorded in shareholder’s equity.  The debt discount was expensed.  During the fourth quarter of 2011, the Company paid a principal reduction payment of $25,000 towards this note’s balance. See discussion Note 12, Subsequent Events.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

On June 15, 2010, the Company entered into a memorandum of understanding to acquire the exclusive rights to utilize a proprietary electrical switching technology in atmospheric water generation applications.  The June 15, 2010, memorandum of understanding was replaced on March 25, 2011.  Under the terms of the new agreement, the Company secured the exclusive rights to the technology for atmospheric water generation applications.  The agreement calls for certain development milestones, with the drafting and agreement to a definitive agreement to be agreed to on or before May 12, 2012.  The companies did not reach a definitive agreement before this date.  However, they are currently in negotiations to extend this agreement.  In addition, the Company paid a $5,000 design fee.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

On July 29, 2010, the Company entered into a memorandum of understanding to acquire the exclusive rights to utilize a proprietary coating technology in atmospheric water generation applications.  Subsequently, the July 29, 2010, memorandum of understanding was replaced on June 17, 2011.  Under the terms of the new agreement, the Company secured the exclusive rights to the coating technology for atmospheric water generation applications.  The term of the agreement is three years and, unless the agreement is terminated, shall automatically renew for an additional three years on each three year anniversary.  The agreement calls for the payment of a license and exclusivity fee of $10,000 in two payments of $5,000 each.  The first payment has been paid.  The unpaid second payment was due on the first anniversary date of the agreement, which was June 17, 2012.  In addition, the Company is required to purchase a minimum dollar volume of the coating products of $100,000 before the first anniversary date of the agreement, an additional $135,000 before the second anniversary date of the agreement, and $162,000 before the third anniversary date.  The Company has not met their minimum purchase commitment to date.  However, the Company is currently renegotiating the terms of this agreement with the licensor.  In the event of a renewal or extension of the agreement, the Company and licensor have agreed to reconsider the appropriate minimum purchase requirements and payment structure.  Therefore, no accrual has been posted for the contract deficiency at this time.

On December 21, 2010, the Company entered into a supply agreement for the use of a proprietary bacteriostatic water cartridge in residential/commercial/industrial atmospheric water generation applications.  The term of the agreement is five years with no minimum payments required.

On October 14, 2011, the Company entered into a joint development agreement for the development of a custom, exclusive bacteria static cartridge for new residential/commercial applications.  Total budget for this project is $36,852, which the Company will fund as required.  The Company is current on its funding requirement for this development project.

On September 1, 2011, the Company entered into a 16 month independent contractor consulting agreement with Green Wise Energy (“GWE”) to provide services at rate equivalency of $50.00 per hour.  The Company may pay GWE in the form of cash or stock.  See discussion Note 7 – Accrued Liabilities.

On April 19, 2012, the inventor/applicant of provisional patent application titled, “Atmospheric Water Generation System” Application No. 61/489,588, assigned all rights, title and interests to AWG International, Inc.  The technology associated with this patent application will be used for a future line of proposed G4 and G5 products.

NOTE 10:  RELATED PARTY TRANSACTIONS

The technology behind the Company’s products, (“Technology Acquisition”) was acquired through an exclusive Irrevocable Patent Assignment.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

On April 1, 2011, the Company acquired AWG International Manufacturing Ltd., from the Company’s Chief Executive Officer by purchasing the one share issued and outstanding in AWG International Manufacturing Ltd. in exchange for one share of the Company’s common stock.  The Company controls AWG International Manufacturing Ltd., a non-operating subsidiary which has no value attributed to it and as such the financial statements are not considered to be consolidated.  See discussion Note 11 – Common Stock.

On April 19, 2012, the inventor/applicant of provisional patent application titled, “Atmospheric Water Generation System” Application No. 61/489,588, assigned all rights, title and interests to the Company.  The technology associated with this patent application will be used for a future line of proposed G4 and G5 products.

NOTE 11:  COMMON STOCK

The Stockholders’ Equity section of the Company contains the following class of Common and Preferred Stock (par value $0.001) as of:

December 31, 2011
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	77,863,949 common shares

On February 22, 2011, the holder of Common Stock Purchase Warrants exercised for the purchase of 2,548,629 common shares at approximately $0.07 per share, leaving 1,141,588 Common Stock Purchase Warrants remaining.

On March 18, 2011, the Company issued 369,002 common shares to a new investor at approximately $0.07 per share.

On April 1, 2011, the Company issued 67 common shares to purchase the stock of AWG International Manufacturing at approximately $0.0001 per share. See discussion Note 8 – Notes Payable – Related Party, and Note 10, Related Party Transactions.

On April 6, 2011, the holder of Common Stock Purchase Warrants exercised for the purchase of the remaining 1,141,588 common shares at approximately $0.07 per share.

June 30, 2012
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	115,663,875 common shares

On March 15, 2012, the Company issued 67,151 common shares to a new investor at approximately $0.07 per share as the investor paid some legal expenses for the Company.  This was a non-cash issuance.

On June 12, 2012, AWG International Water Corporation filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada changing its name from MIP Solutions, Inc. to AWG International Water Corporation and increasing the Capital Stock to consist of 500,000,000 shares of common stock, $0.001 par value and 100,000,000 of preferred stock, $0.001 par value.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 12:  SUBSEQUENT EVENTS

On August 1, 2012, the Company agreed with Coghlan Family Corporation (“CFC”) to extend the existing note between the parties to May 1, 2013.  The Company did agree to a principal reduction payment of $25,000 to bring the outstanding balance to $100,000.  CFC agreed to an interest rate reduction from 12% to 9% and to cancel and return the 150,000 common stock purchase warrants, which had a $4,500 value ascribed to them at issuance.  There were no monetary fees for the extension.

On August 3, 2012, information came to our attention which raised questions about the enforceability, validity and scope of protection relating to the Everest Water patents, the Everest Water/CanAmera Management License Agreement and subsequent patent assignments ("G2 Assets") which were associated with the License Agreement.  These questions involve legal issues under the laws of the Commonwealth of the Bahamas.  The Company intends to engage a Bahamian law firm to provide guidance and advice in regard to the legal questions associated with these G2 Assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note about Forward-looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward looking statements that involve risks and uncertainties, principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Report, including statements regarding future events, our future financial performance, business strategy, and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” "forecasts", “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” in our other SEC Periodic Reports or elsewhere in this Report in Item 5, which may cause our actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with the consolidated financial statements and notes included herewith.  Undue reliance should not be placed on any forward-looking statement, each of which applies only as of the date of this Report.  Be aware that the occurrence of the events described in this Report could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, the Company undertakes no obligation to update or revise publicly any of the forward-looking statements after the date of this Report to conform the statements to actual results or changed expectations.  Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this report and the Current Report filed with the Securities Exchange Commission by the Company on Form 8-K on July 16, 2012.

Overview

Presently, AWG International Water Corporation (“AWG” or “Company”) designs and contracts to be manufactured Air-to-Water appliances for residential and commercial drinking water applications based on patented, patent pending, licensed and proprietary technologies.

Presently, the Company intends to sell one product designated as Model 2500.  It is a countertop water dispensing appliance. This model is manufactured for the Company in South Korea.

AWG believes delivery of the Model 2500 Atmospheric Water Generator may begin as early as the third quarter of this year through a growing network of stocking distributors in a variety of regions globally.

The Company intends to follow with the introduction of two commercial products, the WaterPro 100 and 400, approximately a quarter later.  The WaterPro 100 is unique in that it uses waste oil combustion as its primary energy source for generating water.  The WaterPro 400 uses conventional utility power as its energy source.

The Company’s goal is to generate positive cash flow from product sales at the earliest opportunity.

Results of Operations for the Quarter Ended June 30, 2012 and June 30, 2011

Revenue

The Company is a development stage company and to date has negligible revenue from prototypes and samples.  For the next few quarters, the Company projects modest sales as a worldwide distribution network is established.  For the quarter ended June 30, 2012, the Company had revenue of ($10,450) compared to $4,652 for the quarter ended June 30, 2011.  The decrease resulted from a cancelled and refunded historical order.

Costs and Expenses

The Company’s primary costs going forward will be related to operating costs, establishing a distribution network, legal fees associated with patent activity, and on-going research and development costs.  For the quarter ended June 30, 2012, the Company had $276,760 in general and administrative expenses compared to $124,026 for the quarter ended June 30, 2011.  This increase in general and administrative expenses was the result of increased spending of professional fees.  More specifically, legal fees associated with patent and acquisition matters increased $29,654, technical services related to research and development, primarily associated with the consulting services of a refrigeration engineer, increased by $58,196, and business professional fees increased by $71,244.  For the six months ended June 30, 2012, the Company had $382,779 in general and administrative expenses compared to $330,099 for the six months ended June 30, 2011.  This increase in general and administrative expenses was the result of increased spending of professional fees.  These expenses have trended upwards primarily as a result of the Company preparing for and consummating the acquisition of AWG International Inc.

Liquidity and Capital Resources

For the six months ended June 30, 2012, the Company funded operations by borrowing $357,638 and through an acquisition with cash proceeds of $157,597.  During the six months ended June 30, 2011, the Company funded operations by selling common stock in the amount of $250,001.

As of June 30, 2012, AWG had $157,549 of cash, total current assets of $307,011, total current liabilities of $460,628 and total stockholders' deficit of ($111,648), compared to $439 of cash, total current assets of $157,546, total current liabilities of $387,808, and total stockholders' deficit of ($194,046) at December 31, 2011.

The Company experienced negative cash flow used in operations during the six months ended June 30, 2012 of ($350,927) compared to the six months ended June 30, 2011 of ($314,184).   The Company experienced positive cash flows from investing activities of $151,844 for the six months ended June 30, 2012 compared to no cash flows from investing activity for the six months ended June 30, 2011.   The Company experienced positive cash flows from financing activities of $356,193 for the six months ended June 30, 2012 compared to $137,447 for the six months ended June 30, 2011.

The Company’s audited financial statements for the year ended December 31, 2011 contain a “going concern” qualification.  As discussed in Note 2 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate positive cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about the Company’s ability to continue as a going concern.

AWG’s financial objective is to insure the Company has adequate cash and debt capacity to fund on-going operating activities and growth.  The Company intends to fund future capital needs through its current cash position, additional credit facilities, future operating cash flow, and debt and/or equity financing.  Management is continually evaluating these options to find the best mix of capital resources to meet demands for capital.

Additional sources of capital in the short term may come from the exercise of outstanding warrants and forecasted sales.  The Company forecasts that within the next 6 – 12 months product sales will begin to generate sufficient positive cash flow to fund on-going operations.

AWG had $157,549 of cash with external debt of $145,000, comprised of a $125,000 note from the Coghlan Family Corporation (“CFC”) and a $20,000 note with JHU/APL, as described in the Company’s accompanying June 30, 2012 footnotes Note 8.  The CFC note, which was due on August 1, 2012, has been amended.  The rate was reduced from 12% to 9%, the term was extended to May 1, 2013, and CFC agreed to cancel its 150,000 common stock purchase warrants.  The Company agreed to reduce the principal balance outstanding to $100,000 with a principal payment of $25,000.  At June 30, 2012, the Company had 7,150,000 outstanding warrants with an exercise price of $0.06, which if exercised, may contribute upwards of $429,000 to support ongoing capital needs.  The warrants are immediately exercisable at the option of the warrant holders.  The Company cannot be assured that the warrant holders will exercise any warrants.  The warrants are subject to the Company’s call.

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months.  Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations.  We anticipate that the Company will need $750,000 of additional capital over the next 12 months to execute Management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500 and introduction of two additional product models in the fourth quarter of 2012.

Management plans to pursue additional required capital funding through multiple sources.  Management believes that the outstanding warrants could generate as much as $429,000.  Management also is approaching prospective lenders for additional capital in the form of debt and/or equity, if necessary.  Lastly, the Company forecasts sales in the fourth quarter may begin to provide additional capital to support on-going operations.

 Management makes no assurances that adequate capital resources will be available to support continuing operations over the next 12 months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires a roll forward, separately presenting information about purchases, sales, issuances and settlements on a gross basis, rather than net, of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The Company does not expect the adoption to have a material impact on the financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This provides amendments to Subtopic 855-10 concerning when a company is required to evaluate subsequent events. The amendments in this Update are effective upon final issuance.

In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  The Company is currently assessing the impact of the guidance.

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

In the notes to the audited financial statements for the year ended December 31, 2011 and the reviewed financial statements for the period ended June 30, 2012 included in this Form 10-Q, the Company identifies those accounting policies that are considered to be significant in determining the results of operations and financial position.

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

Impairments

The Company assesses the impairment of long-lived assets, including other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.”  The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets.  The Company holds no investments in companies not consolidated into these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) Exchange Act) during the period ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations

The Company’s management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2012, the Company sold for $61,000 the remaining 1,525,000 Units of the now closed $500,000 non-public private placement of Units comprised of one share of common stock and one common stock purchase warrant for $0.04 per Unit.  The remaining warrants will be exercisable at $0.06 per share and are subject to the Company's call provisions.  These were sold prior to the Company’s Business Combination transaction.

The Company relied on the transaction exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D Rule 506.  The Units are restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Securities Act of 1933, as amended.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On August 3, 2012, information came to our attention which raised questions about the enforceability, validity and scope of protection relating to the Everest Water patents, the Everest Water/CanAmera Management License Agreement and subsequent patent assignments ("G2 Assets") which were associated with the License Agreement.   (See Form 8-K filed July 16, 2012, Item 1. Business)

These questions involve legal issues under the laws of the Commonwealth of the Bahamas.  The Company intends to engage a Bahamian law firm to provide guidance and advice in regard to the legal questions associated with these G2 Assets.

Risk Factor

As a result of the matter set forth above, the Company includes the following Risk Factor associated with the Company's Intellectual Property Risks in its periodic report disclosures:

If we are unable to adequately protect our technology, or if we infringe the rights of others, we may not be able to defend our markets or to sell our products.

The Company’s success may depend in part on its ability to continue and expand their patent protection both in the United States and in other countries for our products.  Due to evolving legal issue and standards relating to the patentability, validity, and enforceability of patents covering the Company’s products and the scope of claims made under its patents, the Company’s ability to obtain and enforce patents is uncertain and involves complex legal and factual questions.  Accordingly, rights under any assigned or issued patents may not provide the Company with sufficient protection for its products or provide sufficient protection to afford the Company a commercial advantage against competitive products or processes.

The Company’s success may also depend in part on its ability to operate without infringing the proprietary rights of third parties. The manufacture, use, sale, or importation of the Company’s products may infringe on the patent rights of others.  Likewise, third parties may challenge or infringe upon the Company’s existing or future patents.

Proceedings involving the Company’s patents, patent applications, patents which have been assigned to the Company or those of others could result in adverse decisions regarding:

•

the patentability of the Company’s inventions relating to its products; and/or

•

the enforceability, validity, or scope of protection offered by the Company’s patents relating to its products.

There could also be existing patents of which the Company is unaware that its products may inadvertently infringe.  If the Company loses a patent infringement lawsuit, the Company could be prevented from selling its products unless it can obtain a license to use technology or inventions covered by that patent or are able to redesign the product to avoid infringement.  A license may not be available to the Company on acceptable terms, or at all, and the Company may not be able to redesign its product to avoid any infringement.  If the Company is not successful in obtaining a license or redesigning our product, the Company may be unable to sell its product and the business would suffer.

Litigation may be necessary that the Company enforce the patents owned and applied for (if they are awarded), copyrights, trademarks, or other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement.  This type of litigation could result in the expenditure of significant financial and managerial resources and could result in injunctions preventing the Company from distributing certain products.  Such claims could materially adversely affect the business, financial condition, and results of operations.

ITEM 6.

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*

To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 2012

AWG International Water Corporation

(Registrant)

           /s/ Keith White

/s/ Jeff R. Mitchell

By:________________________________

________________________________

           Keith White

Jeff R. Mitchell

           Chief Executive Officer

Chief Financial Officer

(Principal Accounting Officer)