Form 10-Q/A
period 2012-06-30
AWG International Water Corp
filed 2012-09-19
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q /A

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   August 20, 2012 there were 115,663,875 shares of the Company’s common stock were issued and outstanding.

EXPLANATORY NOTE

AWG International Water Corporation (AWG) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL).  This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

Item 6.  Exhibits

31.1* – Certification Required by Rule 13a-14(a) or Rule 15d-14(a)(1)

31.2* – Certification Required by Rule 13a-14(a) or Rule 15d-14(a)(1)

32.1* – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(1)

32.2* – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(1)

101**– The financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 20, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to the Financial Statements.

* – Previously filed with AWG’s. Form 10Q, on August 20, 2012.

**  – In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 18, 2012

AWG International Water Corporation

(Registrant)

           /s/ Keith White

/s/ Jeff R. Mitchell

By:________________________________

________________________________

           Keith White

Jeff R. Mitchell

           Chief Executive Officer

Chief Financial Officer

(Principal Accounting Officer)