Form 10-Q
period 2012-09-30
AWG International Water Corp
filed 2012-11-19
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   November 19, 2012 there were 118,676,375 shares of the Company’s common stock were issued and outstanding.

AWG INTERNATIONAL WATER CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2012

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 4.  CONTROLS AND PROCEDURES

26

PART II – OTHER INFORMATION

27

ITEM 1.  LEGAL PROCEEDINGS

27

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

28

ITEM 4.  MINE SAFETY DISCLOSURES

28

ITEM 5.  OTHER INFORMATION

28

ITEM 6.  EXHIBITS

29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AWG International Water Corporation

(A Development Stage Company)

Consolidated Financial Statements

Quarter ended September 30, 2012

AWG INTERNATIONAL WATER CORPORATION (A Development Stage Company) Consolidated Balance Sheets As of September 30, 2012 and December 31, 2011
	September 30, 2012	December 31,
	(unaudited)	2011

ASSETS
Current assets
Cash	$ 39,902	$ 439
Accounts receivable (Note 5)	2,553	-
Deposit on product (Note 6)	111,988	108,448
Inventory (Note 7)	39,504	15,419
Notes receivable	-	30,317
Interest receivable	-	2,923
Total current assets	193,947	157,546

Fixed assets (Note 8)	4,590	-

Other assets
Technology acquisition (Note 4)	41,969	36,216

Total assets	$ 240,506	$ 193,762

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 100,459	$ 105,936
Accrued liabilities (Note 9)	192,075	-
Accrued interest (Note 10)	1,250	-
Notes payable (Note 10)	145,000	280,427
Notes payable - related party	-	1,445
Total current liabilities	438,784	387,808

Commitments & contingencies (Note 11)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, 100,000,000 shares authorized, no shares issued or outstanding at September 30, 2012 or December 31, 2011, respectively. (Note 14)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 117,176,375 and 77,863,949 shares issued and outstanding and 77,863,949 shares issued and outstanding (Note 14)	117,179	77,864
Paid-in capital	1,649,827	706,178
Deficit accumulated during the development stage	(1,965,283)	(978,088)
Total shareholders' deficit	(198,278)	(194,046)

Total liabilities and shareholders' deficit	$ 240,506	$ 193,762

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Nine months ended September 30, 2012 and 2011 and Accumulated since Date of Inception (March 18, 2010)

					Accumulated from
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	March 18, 2010 to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ 15,802	$ 4,860	$ 18,445	$ 9,512	$ 83,220
Cost of sales	12,053	45,478	26,845	55,908	91,020

Gross profit (loss)	3,750	(40,618)	(8,400)	(46,396)	(7,800)

GENERAL & ADMINISTRATIVE EXPENSES
Travel & entertainment	8,502	15,686	46,986	56,331	151,426
Professional fees	178,619	81,057	483,314	329,944	1,254,933
Stock option compensation (non-cash)	306,250	-	306,250	-	306,250
Other	12,357	4,073	51,958	44,640	143,668

Total General & Administrative Expenses	505,728	100,816	888,508	430,916	1,856,277

Operating loss	(501,979)	(141,434)	(896,907)	(477,311)	(1,864,078)

OTHER INCOME/(EXPENSE)
Miscellaneous income	2,500	-	2,500	-	2,500
Interest income	303	-	83	63	3,298
Finance Charge	(80,906)	-	(80,906)	-	(80,906)
Interest expense	(3,750)	(276)	(11,965)	(3,197)	(26,098)

Net loss	$ (583,832)	$ (141,710)	$ (987,195)	$ (480,445)	$ (1,965,284)

Net loss per common share:
Basic and fully diluted	($0.00)	($0.00)	($0.01)	($0.00)

Weighted average number of common shares:
Basic and fully diluted	116,201,375	77,863,949	90,672,936	77,118,216

The accompanying notes are an integral part of these financial statements

 AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2012 and 2011 and Accumulated since Date of Inception (March 18, 2010)

			Accumulated from
	Nine Months Ended	Nine Months Ended	March 18, 2010 to
	September 30, 2012	September 30, 2011	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (987,195)	$ (480,445)	$ (1,965,284)
Change in fair value of warrants	67,076	-	67,076
Stock issued for services	4,550	25,000	141,050
Stock issued for a loss	13,830	-	13,830
Stock based compensation	306,250	-	306,250
Changes in assets and liabilities:
Accounts Receivable	(2,553)	-	(2,553)
Deposits	(2,945)	(108,448)	(111,393)
Inventory	(24,084)	1,440	(39,503)
Notes receivable	-	(22,876)	-
Interest receivable	-	-	(2,923)
Accounts payable	(80,534)	28,402	48,219
Other Accruals	190,621	-	190,621

Net cash (used) by operating activities	(514,985)	(556,927)	(1,354,610)

Cash flows from investing activities:
Fixed Assets	(4,590)	-	(4,590)
Technology Acquisition	(5,753)	-	(5,753)
Notes Receivable	-	-	(30,317)
Cash proceeds from Acquisition	157,597	-	157,597

Net cash provided by investing activities	147,254	-	116,937

Cash flows from financing activities:
Common stock issued for cash	51,000	250,001	639,509
Payments on notes payable	(1,445)	(112,556)	(1,445)
Borrowings on notes payable	357,639	242,106	638,066
Notes payable - related party receipts	-	-	8,622
Notes payable - related party payments	-	-	(7,177)

Net cash provided by financing activities	407,194	379,551	1,277,575

Increase/(Decrease) in cash	39,463	(177,376)	39,902

Cash, beginning of period	439	177,961	-

Cash, end of period	$ 39,902	$ 585	$ 39,902

Non-cash investing and financing activities:
Capital contribution of notes payable - related party	$ -	$ 22,817	$ 22,817
Accrued Stock to be issued	$ 59,045	$ -	$ 59,045

Supplemental disclosure of cash flow information
Interest paid	$ 10,700	$ 2,921	$ 13,621

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

AWG International Water Corporation (“AWGI”) designs and sells Atmospheric Water Generation products.  These products harvest humidity from the atmosphere to produce pure drinkable water.  AWGI utilizes contract manufacturers to assemble its products.  The Company will market and sell its products through a network of international distributors with clearly identified geographic territories.

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

On July 10, 2012, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") by and among AWG International Water Corporation and AWG International, Inc.  On July 10, 2012, AWG International Water Corporation acquired AWG International, Inc. (the “Business Combination”), which became a wholly owned subsidiary of AWG International Water Corporation.  The Business Combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the Business Combination are presented as a continuation of AWG International, Inc. Under reverse acquisition accounting AWG International, Inc. (subsidiary) will be treated as the accounting parent (acquirer) and AWG International Water Corporation (parent) will be treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the Business Combination, which includes a 67.1522 for 1 issuance of AWG International Water Corporation shares to AWG International, Inc. shareholders.

Although the Share Exchange Agreement was completed on July 10, 2012, the effective date for accounting purposes was June 30, 2012, and all of the necessary accounting adjustments were fully reflected in the June 30, 2012 financial statements.

The Company’s year-end is December 31.

NOTE 2:  GOING CONCERN UNCERTAINTIES

The Company has not generated positive cash flows since inception, which raises doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon achieving positive cash flow from operations and obtaining additional financing to fund ongoing operations.

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

NOTE 3:  BUSINESS COMBINATION

On July 10, 2012, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") by and among AWG International Water Corporation and AWG International, Inc.  On July 10, 2012, AWG International Water Corporation acquired AWG International, Inc. (the “Business Combination”), which became a wholly owned subsidiary of AWG International Water Corporation.

AWG International Water Corporation incorporated on December 19, 2005, under the laws of the State of Nevada, and is headquartered in Spokane Valley, Washington.  The Company previously operated as MIP Solutions, Inc.  This company was a shell company prior to the Business Combination.

AWG International, Inc. incorporated on March 18, 2010, under the laws of the State of Nevada, and is headquartered in Spokane Valley, Washington.  This company is in the business of developing, patenting and marketing water manufacturing devices.

Pursuant to the terms and conditions of the Share Exchange Agreement, AWG International Water Corporation acquired 100% of the capital stock, 1,160,514 common shares, of AWG International, Inc. in exchange for 77,931,100 common shares.  At the time the Share Exchange Agreement was executed, this common stock represented 67.38% of the Company’s issued and outstanding capital stock.

Each of the outstanding shares of AWG International, Inc.’s common stock prior to the Business Combination was converted into 67.1522 shares of AWG International Water Corporation’s common stock.  Accordingly, an aggregate of 77,931,100 shares of common stock were issued to the shareholders of AWG International, Inc.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Business Combination transaction date:

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

Cash and cash equivalents	$ 157,597
Notes receivable – AWGI	635,142
Prepaid	595
Total identifiable assets	$ 793,334

Accounts payable	$ (75,057)
Notes payable	(145,000)
Notes payable – AWGI	(33,012)
Stock to be issued	(59,045)
Total identifiable liabilities	$ (312,114)

Net identifiable assets	$ 481,220

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

The Company’s business continues to be in the development stage as defined in FASB ASC 915-10-20.  The Company has devoted substantially all of its efforts to business planning and product development.  In the near term, the Company will focus its efforts toward securing its intellectual property, completion of independent laboratory testing, solidifying contract manufacturing relationships, receiving required regulatory approvals and developing distribution channels.  Successful completion of these steps should put the Company in a position to transition from development stage to commercialization.

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

C.  Cash and cash equivalents

At September 30, 2012 and December 31, 2011, cash and cash equivalents consisted of checking accounts.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

D.  Technology Acquisition

The technology supporting the Company’s products (“Technology Acquisition”) was obtained as described below.

Under the terms of the assignment, and subject to one exception discussed below concerning the G2 Assets, the Company owns exclusive and non-exclusive rights to manufacture, market and sell certain products covered under individual patents and/or patents pending.  In return, the persons making the assignment received 500,000 common shares of the Company.  The Company incurred approximately $5,000 of additional costs related to the assignment and patent protection during first quarter 2012.

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

On the same date, April 13, 2010, Licensee assigned the License Agreement to AWG International, Inc., as successor Licensee.  The consideration for the assignment was 250,000 common shares of AWG International, Inc.  Mr. Keith White, a Company director, Chief Executive and Technology Officer and Robb Perkinson, a company director, have shared voting and dispositive control of Licensee.

During August 2012, information came to our attention which raised questions about the enforceability, validity and scope of protection relating to the Everest Water patents, the Everest Water/Licensee License Agreement and subsequent patent assignments ("G2 Assets") which were associated with the License Agreement.  These questions involve legal issues under the laws of the Commonwealth of the Bahamas.  The Company engaged a Bahamian law firm to provide guidance and advice in regard to the legal questions associated with these G2 Assets. The principal legal issue concerning the enforceability and validity of the G2 asset transfers to AWG involved Everest Waters' ability to deal in its assets when it had been stricken from the Bahamas Companies Registry.  On January 2, 2007, Everest Water had been stricken for failure to pay its annual corporate fees.   Bahamas law prohibits a company from dealing in its assets while stricken.  Therefore, the March 12, 2007 assignment of the G2 patent from Everest International, Ltd. and the April 13, 2010 Everest Water license would be considered invalid until such time as Everest Water is reinstated with the Companies Registry.  Upon reinstatement, all business activity would be restored retroactively, as though Everest had never been stricken. Until such time as Everest Water, Ltd. is reinstated with the Bahamas Companies Registry, the G2 Asset transfers are defective and invalid under Bahamian corporate law.

On November 19, 2010, Licensee, the patent application owner, assigned Patent Cooperation Treaty (PCT) application number PCT/US2010/57371 to AWG International, Inc.   On May 18, 2012, AWG filed U.S. patent application number 13/510,757 claiming priority to PCT/US2010/57371.  We refer to this patent as supporting the proposed G3 product line.  In consideration of this assignment, 250,000 shares of AWG common stock were issued to Licensee.  At the time of the technology acquisition, the Company determined the value of the Technology Acquisition to be $36,216 based upon the actual, verifiable costs associated with securing the patent.

On April 19, 2012, Mr. Keith White, the patent owner, assigned Patent application number 61/489.588 titled “Atmospheric Water Generator” to AWG International Inc.  We refer to this patent as supporting the proposed G4 and G5 product lines.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

Long-lived assets of the Company, including Technology Acquisition, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.  See discussion Note 4(I), Impairment of Long-Lived Assets.

E.  Revenue Recognition

The Company recognizes revenues when earned which shall be as products are shipped and services are delivered to customers or distributors.  The Company shall also record accounts receivable for revenue earned but not yet collected.

F.  Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to  ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by FASB ASC 740-10-25-5.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

	September 30, 2012	December 31, 2011
Net operating loss carry forwards	$1,965,000	$978,000
Deferred tax asset	668,000	333,000
Deferred tax asset valuation allowance	(668,000)	(333,000)
Net deferred tax asset	$-	$-

At September 30, 2012, the Company had net operating loss carry forwards of approximately $1,965,000, which will expire in 2032.  The Company calculates its deferred tax attributes at an expected tax rate of approximately 34%.  The change in the valuation allowance from December 31, 2011 to September 30, 2012 was $335,000.

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2012 and December 30, 2011, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at September 30, 2012 or December 31, 2011, and has not recognized interest and/or penalties in the statement of operations for the nine months ending September 30, 2012 and 2011.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2007.  The Company has not filed its federal or state tax returns.  The Company is working towards resolving these delinquencies.

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

At September 30, 2012 and December 31, 2011, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

I.  Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed at least annually for impairment or when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of September 30, 2012 and December 31, 2011.

J.  Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2012 and December 31, 2011.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2012 or December 31, 2011.  The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended September 30, 2012 or December 31, 2011.

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

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 5:  ACCOUNTS RECEIVABLE

At September 30, 2012 there was a balance of $2,553 in Accounts Receivable.  This amount represents amounts billed to customers that remain unpaid at September 30, 2012.

NOTE 6:  DEPOSITS ON PRODUCT

At September 30, 2012 and December 31, 2011, there was a balance of $111,988 and $108,448, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 7:  INVENTORY

At September 30, 2012 and December 31, 2011, the Inventory balance was $39,504 and $15,419, respectively.  The Company maintains an inventory of filters and coil coating materials that are used both in the manufacture of new units and as replacements in previously sold units.  The change in the inventory for the nine months ended September 30, 2012 is a result of reclassification of the coil coating materials inventory which was purchased in 2011 and recorded as a deposit on product.

NOTE 8:  FIXED ASSETS

At September 30, 2012, there was a balance of $4,590 in Fixed Assets.  The Company purchased several demonstration units to be used in soliciting new distributors and marketing efforts.  The Company will begin depreciating these assets over the appropriately determined estimated useful life in the following quarter.

NOTE 9:  ACCRUED LIABILITIES

At September 30, 2012, the Accrued liabilities balance was $192,075.  As part of the separation with its former President in June 2012, the Company agreed to a severance payment of $22,500, of which $7,500 remained outstanding at September 30, 2012.  The Company incurred consulting services associated with the technical research and testing of its products in the amount of $101,575 with Green Wise Energy.  The Company received $40,000 of customer deposits.  The Company incurred $38,000 of unpaid investor relations fees with Frontier Mutual, LLC.  Additionally, the Company owes $5,000 for maintaining exclusive industry rights with one of its critical vendors.  See discussion Note 11 – Commitments and Contingencies.

NOTE 10:  NOTES PAYABLE

At September 30, 2012, the Notes payable balance was $145,000.  The balance is comprised of $20,000 due John Hopkins University and a $125,000 note with the Coghlan Family Corporation.

On August 2, 2010, the Company entered into a Mutual Termination Agreement with The John Hopkins University Applied Physics Laboratory (“JHU/APL”) to be released from the terms of a license agreement.  Under the terms of the Mutual Termination Agreement, the company agreed to pay $20,000 and issue 600,000 restricted common shares, valued at $18,000 to JHU/APL as settlement of all amounts owed, within 20 days of the proposed reverse takeover by AWG International, Inc. as settlement for $131,633 of debt.  As of September 30, 2012, the $20,000 note remains outstanding and the common stock has been issued.  The Company intends to cure this payment default by engaging in discussions with JHU/APL for a short-term extension until payment can be arranged.  This note does not bear interest.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

On September 29, 2011, the Company borrowed $150,000 from Coghlan Family Corporation (“CFC”) evidenced by a six-month promissory note bearing interest at the rate of twelve percent (12%) interest.  The loan was evidenced by a promissory note, security agreement and warrant agreement.  On June 25, 2012, the security agreement was terminated and the note was extended to August 1, 2012.  The warrant agreement permitted CFC to purchase 150,000 common shares at $0.06 with an expiration date of October 1, 2016.  The value ascribed to these warrants of $4,500 was recorded in shareholder’s equity.  The debt discount was expensed.  During the fourth quarter of 2011, the Company paid a principal reduction payment of $25,000 towards this note’s balance.  On August 1, 2012, the Company agreed with CFC to extend the existing note to May 1, 2013.  The Company agreed to a principal reduction payment of $25,000 to bring the outstanding balance to $100,000 but has not made the principal reduction payment to date.  CFC agreed to reduce the interest rate from 12% to 9% and to cancel and return the 150,000 common stock purchase warrants.  There were no monetary fees for the extension.  At September 30, 2012, this note has $1,250 of accrued and unpaid interest.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

On June 15, 2010, the Company entered into a memorandum of understanding to design a custom electrical switching technology in atmospheric water generation applications.  This  memorandum of understanding was replaced with an agreement dated March 25, 2011.  During the term of the new agreement, the Company secured the rights to the custom technology for atmospheric water generation applications.  The agreement terminated on the earlier of (i) the execution of a definitive agreement, (ii) 30 days after reaching the “Quotation Milestones” if a definitive agreement has not been reached, or (iii) 5/15/12.  No definitive agreement was executed, nor were any quotation milestones reached, therefore, the Agreement expired on May 15, 2012.

On July 29, 2010, the Company entered into a memorandum of understanding to acquire the exclusive rights to utilize a proprietary coating technology in atmospheric water generation applications.  Subsequently, the July 29, 2010 memorandum of understanding was replaced on June 17, 2011.  Under the terms of the agreement, the Company secured the exclusive rights to the coating technology for atmospheric water generation applications.  The term of the agreement is three years and, unless terminated, shall automatically renew for an additional three years on each three year anniversary.  The agreement called for the payment of a license and exclusivity fee of $10,000 in two payments of $5,000 each.  The first payment has been paid.  The unpaid second payment was originally due on the first anniversary date of the agreement, which was June 17, 2012.  The Company was also required to purchase a minimum dollar volume of the coating products of $100,000 before the first anniversary date of the agreement, an additional $135,000 before the second anniversary date of the agreement, and $162,000 before the third anniversary date.  Effective September 30, 2012, the parties entered into an amendment to the original agreement in which both parties acknowledged there had been no breaches of the original agreement, the timing of the remaining $5,000 payment was extended to June 1, 2013, and all previous and/or future minimum purchase requirements were waived.  The Company has accrued the $5,000 in Accrued liabilities for this obligation.  See discussion Note 9 – Accrued Liabilities.

On December 21, 2010, the Company entered into a supply agreement for the use of a proprietary bacteriostatic water cartridge in residential/commercial/industrial atmospheric water generation applications.  The term of the agreement is five years with no minimum payments required.

On September 1, 2011, the Company entered into a 16 month independent contractor consulting agreement with Green Wise Energy (“GWE”) to provide services at rate equivalency of $50.00 per hour.  The Company may pay GWE in the form of cash or stock.  See discussion Note 9 – Accrued Liabilities.

On October 14, 2011, the Company entered into a joint development agreement for the development of a custom, exclusive bacteria static cartridge for new residential/commercial applications.  The budget for this project is $36,852, which the Company agreed to fund.  The Company is current on its funding obligation and has funded $15,092 towards this development project.

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

In August 2012, information came to the Company’s attention which raised questions about the enforceability, validity and scope of protection relating to the Everest Water patents, the Everest Water/CanAmera Management License Agreement and subsequent patent assignments ("G2 Asset") which were associated with the License Agreement.

These questions involve legal issues under the laws of the Commonwealth of the Bahamas.  The Company engaged a Bahamian law firm to provide guidance and advice in regard to the legal questions associated with the G2 Asset.

The principal legal issue concerning the enforceability and validity of the G2 asset transfers to AWG involved Everest Waters' ability to deal in its assets when it had been stricken from the Bahamas Companies Registry, (the Everest Water Matter").  On January 2, 2007, Everest Water had been stricken for failure to pay its annual corporate fees.   Bahamas statute law prohibits a company from dealing in its assets while stricken from the Registry.  Therefore, the March 12, 2007 assignment of the G2 patent from Everest International, Ltd. and the April 13, 2010 Everest Water license would be considered invalid until such time as Everest Water, Ltd. is reinstated with the Companies Registry.   CanAmera Management was originally issued 250,000 shares of AWG International, Inc. common stock as consideration for assigning the Everest Water/CanAmera License Agreement to the Company.  These shares were exchanged for 16,788,057 shares of Company stock under the terms of the July 10, 2012 Exchange Agreement.   As a result of this defective assignment, the Company has placed an administrative "Stop Transfer" order on the shares until such time as the defect is cured in AWGI’s favor.

On November 8, 2012, Keith White, through Bahamas legal counsel, filed a petition with the Supreme Court of the Commonwealth of the Bahamas requesting reinstatement of Everest Water, Ltd.  Keith White believes that the petition will be granted in the near future.

The costs, up to a maximum of $40,000, associated with restoring the Everest Water/CanAmera Management License Agreement, which CanAmera Management had assigned to AWG International, Inc., will be paid by AWGI.  CanAmera Management agreed to return for cancellation 307,692 of its AWGI common shares valued at $40,000.

Upon reinstatement, with the Bahamas Companies Registry, the March 12, 2007 patent assignment and the April 13, 2010 License Agreement will be restored and validated.  Upon reinstatement, the Company will remove the "Stop Transfer" order.

If the Supreme Court of the Commonwealth of the Bahamas denies the Everest Water, Ltd. reinstatement petition, Keith White and AWG will aggressively pursue other remedies based on a variety of legal and equitable claims.

NOTE 12:  RELATED PARTY TRANSACTIONS

The technology behind the Company’s products, (“Technology Acquisition”) was acquired through an exclusive Irrevocable Patent Assignment.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

On April 1, 2011, the Company acquired AWG International Manufacturing Ltd., from the Company’s Chief Executive Officer by purchasing the one share issued and outstanding in AWG International Manufacturing Ltd. in exchange for one share of the Company’s common stock.  The Company controls AWG International Manufacturing Ltd., a non-operating subsidiary which has no value attributed to it and as such the financial statements are not considered to be consolidated.  See discussion Note 14 – Common Stock.

On April 19, 2012, the inventor/applicant of provisional patent application titled, “Atmospheric Water Generation System” Application No. 61/489,588, assigned all rights, title and interests to the Company.  The technology associated with this patent application will be used for a future line of proposed G4 and G5 products.

Effective July 10, 2012, the initial base compensation of the named executive officers, Chief Executive Officer, Chief Operating Officer and Financial Officer was set at $120,000 annually.  There are no formal employment agreements with the named executive officers.

On July 10, 2012, the board of directors authorized the issuance of 13,742,000 common stock options to Jeff Stockdale, the Company’s President and Chief Operating Officer and 14,947,000 common stock options to Jeff Mitchell, the Company’s Chief Financial Officer and Secretary.

The options vest over four (4) years.   On July 10, 2013, one-quarter (25%) of the options will vest.  Thereafter, the common stock options will vest at 6.25% each quarter.  The common stock options have a ten (10) year term.

Using the Black Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of the 28,689,000 common stock options to some of the executive management team members as approximately $4,900,000.  The Company will recognize the expense of issuing these common stock options using the straight-line method over the 4-year vesting term of the common stock options.  The estimated annual expense to the Company associated with these common stock options is:

2012	$ 612,500
2013	$1,225,000
2014	$1,225,000
2015	$1,225,000
2016	$ 612,500

The Company expensed $306,250 in the quarter ended September 30, 2012.

The Company used the Black-Scholes option price calculation to value the options using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; actual term of 6.11 years.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 13:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the period ending September 30, 2012 and December 30, 2011, respectively:

	September 30, 2012	December 31, 2011
Warrants outstanding at beginning of period	12,650,000	-
Issued	-	12,650,000
Cancelled	(150,000)	-
Exercised	(6,200,000)	-
Warrants outstanding at end of period	6,300,000	12,650,000

A detail of warrants outstanding on September 30, 2012 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.06 per share	6,300,000	July 16, 2013

The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.

The warrants originally had a rolling one-year exercise period based on the subscriber’s purchase dates.  The Company has not called the warrants because a registration statement registering the underlying common stock has not been filed.  On September 11, 2012, the Company extended the exercise dates on all outstanding warrants to July 16, 2013.   As a result of extending the exercise dates, the Company recognized a $67,076 finance charge on it Statement of Operations which is offset to Additional Paid in Capital on the Balance Sheet for the difference in the market value of the underlying common stock as of the extension date.

NOTE 14:  COMMON STOCK

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

On April 1, 2011, the Company issued 67 common shares to purchase the stock of AWG International Manufacturing at approximately $0.0001 per share. See discussion Note 11, Related Party Transactions.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

On April 6, 2011, the holder of Common Stock Purchase Warrants exercised for the purchase of the remaining 1,141,588 common shares at approximately $0.07 per share.

September 30, 2012
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	117,176,375 common shares

On March 15, 2012, the Company issued 67,151 common shares to a new investor at approximately $0.07 per share as the investor paid some legal expenses for the Company.  This was a non-cash issuance.

On August 8, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 100,000 common shares at $0.06 per share.

On September 5, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 125,000 common shares at $0.06 per share.

On September 5, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 375,000 common shares at $0.06 per share.

On September 11, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 250,000 common shares at $0.06 per share.

As of September 30, 2012, the Company elected to administratively issue all stock from prior transactions with John Hopkins University and Mr. C. Jones.  Since the market value of the Company’s shares have changed, the Company recognized an additional loss of $13,830 as the net change in fair market value of the stock at September 30, 2012 and the prior accruals of $59,045 on the 662,500 shares issued.

As of September 30, 2012, there were 6,300,000 common stock purchase warrants outstanding.  The common stock purchase warrants are exercisable at six ($0.06) cents per share.  The common stock purchase warrants are subject to the Company’s call if the stock trades above eight ($0.08) cents per share for 5 consecutive days and there is an effective registration statement registering the common stock underlying the warrants.

On June 12, 2012, AWG International Water Corporation filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada changing its name from MIP Solutions, Inc. to AWG International Water Corporation and increasing the Capital Stock to consist of 500,000,000 shares of common stock, $0.001 par value and 100,000,000 of preferred stock, $0.001 par value.

NOTE 15:  SUBSEQUENT EVENTS

As of November 19, 2012, Management has evaluated its business activities since September 30, 2012 for material subsequent events and found none other than those described below.

On October 2, 2012, the holders of Common Stock Purchase Warrants exercised for the purchase of 1,500,000 common shares at $0.06 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Quarterly Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•

our ability to raise capital when needed and on acceptable terms and conditions;

•

our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•

the intensity of competition;

•

general economic conditions; and

•

other factors discussed in Risk Factors.

All forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Company’s Plans

We began delivery of the Model 2500 Atmospheric Water Generator in August 2012.  We shipped product to our Philippine distributor.  Once we receive the ETL mark clearance, we will begin shipments to our U.S. distributor.  We intend to follow with the introduction of our two commercial products, the WaterPro 100 and 400 in the future.  Our goal is to generate positive cash flow from product sales to fund operations at the earliest opportunity.

The WaterPro 100 has experienced development delays and may not be introduced for at least another 6 months.  The WaterPro 400 is nearing field trial testing.

We are actively working to develop an international distributor network, focusing on highly qualified companies with a history of business in the drinking water industry.  Currently, we have one distributor in the Southern United States and one in the Philippines.  We are reviewing additional potential distributors.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been negligible.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the year ended December 31, 2011 we had $57,636 in revenue compared with $7,139 for the year ended December 31, 2010.  This revenue was generated from the sale of the G2 product.  The increase in revenue was attributable to G2 product availability from our manufacturer.  This G2 product is no longer available for sale.  Currently, we are focusing sales efforts on the Model 2500 product.  For the quarter ending September 30, 2012, we had revenue of $15,802 compared to $4,860 revenue for the quarter ending September 30, 2011.  The increase resulted from initial shipments to our Philippine distributor.

Costs and Expenses

Our primary costs going forward are related to ongoing research and development, legal fees associated with patent activity, and professional fees.  For the year ending December 31, 2011 we had $516,075 in general and administrative expenses compared to $451,695 in general and administrative expenses for the year ending December 31, 2010.  This increase in general and administrative expenses was primarily the result of increased spending related to research and development, intellectual property and other general and administrative expenses.  The research and development expenses for the years ending December 31, 2011 and December 31, 2010 were $61,991 and $2,593, respectively.  The $59,399 increase was due to development work on the Model 2500.  The intellectual property costs for the years ending December 31, 2011 and December 31, 2010 were $35,786 and $22,781, respectively.  The $13,005 increase was related to patent work on the G3, G4 and G5 product development.  The other general and administrative operating costs for the years ending December 31, 2011 and December 31, 2010 were $95,811 and $56,051, respectively.  The $39,759 increase was related primarily to increase travel associated with establishing vendor and manufacturing relationship as well as attending some industry conventions.  Professional fees for the years ending December 31, 2011 and December 31, 2010 were $322,487 and $370,270, respectively.  The $47,783 decrease was related to a reduction in the use of professional services.

For the quarter ending September 30, 2012, we had $505,728 in general and administrative expenses compared with $100,816 for the quarter ending September 30, 2011.  This increase in general and administrative expenses was the result of the non-cash amortization of stock options and increased expenditure for professional fees such as legal fees associated with patent and acquisition matters, technical refrigeration engineering services related to research and development and business professional fees.

The Company reported negative gross profits since inception on March 18, 2010.  The negative gross profits were the result of shipping evaluation products to prospective distributors.  The added cost of freight and product returns contributed to the historical negative gross profits.  We do not anticipate negative margins going forward.

Liquidity and Capital Resources

For the year ended December 31, 2011, we funded operations with debt.  During the fourth quarter of 2011, AWG International, Inc. borrowed $273,853 from AWG International Water Corporation (formerly MIP Solutions, Inc.).  AWG International Water Corporation's funding source was a private placement of equity securities and a loan transaction with Coghlan Family Corporation in the amount of $150,000.  The balance outstanding on this loan is $125,000.

As of December 31, 2011, we had $439 cash, total current assets of $157,546, total current liabilities of $387,808 and total stockholders' deficit of $194,046, compared to $177,961 cash, total current assets of $186,842, total current liabilities of $189,904, and total stockholders' equity of $33,154 as of December 31, 2010.

The Company experienced negative cash flow used by operations during the fiscal year ended December 31, 2011 of ($598,963) compared to December 31, 2010 of ($240,663).  The Company experienced negative cash flows from investing activities of ($22,875) for the year ended December 31, 2011 compared to negative cash flows from investing activity of ($7,441) for the year ended December 31, 2010.  The Company experienced positive cash flows from financing activities of $444,316 for the year ended December 31, 2011 compared to $426,065 for the year ended December 31, 2010.  The Company experienced negative cash flow used in operations during the nine months ended September 30, 2012 of ($514,985) compared to the nine months ended September 30, 2011 of ($556,927).  The Company experienced positive cash flows from investing activities of $147,254 for the nine months ended September 30, 2012 compared to no cash flows from investing activity for the nine months ended September 30, 2011.  The Company experienced positive cash flows from financing activities of $407,194 for the nine months ended September 30, 2012 compared to $379,551 for the nine months ended September 30, 2011.

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

Our financial objective is to make sure the Company has the cash and debt capacity to fund on-going operating activities, investments and growth.  We intend to fund future capital needs through our current cash position, additional credit facilities, future operating cash flow and debt or equity financing.  We are continually evaluating these options to make sure we have the best mix of capital resources to meet our needs.

Additional sources of capital in the short term may come from forecasted sales and the exercise of outstanding warrants.  The Company forecasts that within the next 6 – 12 months product sales will generate sufficient positive cash flow to fund on-going operations.

At September 30, 2012, the Company had 6,300,000 outstanding warrants with an exercise price of $0.06, which if exercised, may contribute upwards of $378,000 to support ongoing capital needs.  The warrants are immediately exercisable at the option of the warrant holders.  The Company cannot be assured that the warrant holders will exercise any warrants.  The warrants are subject to the Company’s call.  The Company's right to call the warrants is subject to registering the underlying common shares with the Securities and Exchange Commission and the stock trading above $0.08 per share for five consecutive days.

As of September 30, 2012, AWG International Water Corporation has external debt of $145,000, which is comprised of the Coghlan Family Corporation (CFC) debt of $125,000 and The John Hopkins University Applied Physics Laboratory (“JHU/APL”) settlement obligation of $20,000.

The CFC note, which was due on August 1, 2012, was amended.  The rate was reduced from 12% to 9%, the term was extended to May 1, 2013, and CFC agreed to cancel its 150,000 common stock purchase warrants.  The Company agreed to reduce the principal balance outstanding to $100,000 with a principal payment of $25,000.  As of September 30, 2012, this additional principal amount has not been paid.

On August 2, 2010, the Company entered into a Mutual Termination Agreement with The John Hopkins University Applied Physics Laboratory (“JHU/APL”) to be released from the terms of a license agreement.  Under the terms of the Mutual Termination Agreement, the company agreed to pay $20,000 and issue 600,000 restricted common shares, valued at $18,000 to JHU/APL as settlement of all amounts owed, within 20 days of the proposed reverse takeover by AWG International, Inc. as settlement for $131,633 of debt.  As of September 30, 2012, the $20,000 note remains outstanding and the common stock has been issued.  The Company intends to cure this payment default by engaging in discussions with JHU/APL for a short-term extension until payment can be arranged.  The note does not bear interest.

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months.  Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations.  We anticipate that the Company will need $750,000 of additional capital over the next 12 months to execute Management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500 and introduction of two additional product models over the next 12 months.

Management plans to pursue additional required capital funding through multiple sources.  Management believes that the outstanding warrants could generate as much as $378,000.  The warrant exercise period was extended to July 16, 2013.  Management also is approaching prospective lenders for additional capital in the form of debt and/or equity, if necessary.  Lastly, the Company forecasts sales beginning in late fourth quarter 2012 may begin to provide additional capital to support on-going operations.

Management makes no assurances that adequate capital resources will be available to support continuing operations over the next 12 months.

While no assurances can be given regarding the achievement of future results as actual results may differ materially, management anticipates adequate capital resources to support continuing operations over the next 12 months through the combination of forecasted sales, existing cash reserves and additionally infused capital through exercised warrants.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The significant Accounting Policies are as follows:

Technology Acquisition

The technology supporting the Company’s products (“Technology Acquisition”) was obtained as described below.  Under the terms of the assignment, and subject to one exception discussed below concerning the G2 Assets, the Company owns the rights to manufacture, market and sell certain products covered under individual patents and/or patents pending.  In return, Assignor, CanAmera Management, Inc. received 500,000 Company common shares, as described below.

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

On the same date, April 13, 2010, CanAmera Management, Inc. assigned the License Agreement to AWG International, Inc., as successor Licensee.  The consideration for the assignment was 250,000 common shares of AWG International, Inc.  We refer to this patent as the G2 patent.  Mr. Keith White, a Company director, Chief Executive and Technology Officer has shared voting and dispositive control of CanAmera Management, Inc.

On November 19, 2010, CanAmera Management, Inc. assigned Patent Cooperation Treaty (PCT) patent application number PCT/US2010/57371 to AWG International, Inc.  On May 18, 2012, AWG filed U.S. patent application number 13/510,757 claiming priority to PCT/US2010/57371.  We refer to this patent application in reference to our proposed G3 product line.  In consideration of this assignment, 250,000 shares of AWGI common stock were issued to CanAmera Management, Inc.  At the time of the technology acquisition, the Company determined the value of the Technology Acquisition to be $36,216 based upon the actual, verifiable costs associated with securing the patent.

Upon review of the License Agreement, it was noted that Clause VII (c) stated, "In the event Licensor becomes insolvent or Licensor is dissolved or otherwise ceases to be a legal entity without the Licensed Patents being assigned to another legal entity, the license granted herein shall become a fully paid assignment of the Licensed Patent to Licensee effective one day before such condition occurs or is determined by Licensee and Licensee shall by these terms be authorized to record said assignment with the U.S. Patent and Trademark Office and other patent offices of other jurisdictions as appropriate if accompanied by Licensee's sworn statement of the stated condition by Licensee...".  According to the Bahamas Corporate Registry, Everest Water, Ltd., the Licensor on the License Agreement had been stricken from the Corporate Registry.  Based on Everest's status with the Bahamas Corporate Registry, we determined that Everest was otherwise insolvent, dissolved or ceased to be a legal entity, as described in the License Agreement.  Additionally, Everest Water, Ltd. had failed to assign the patent (U.S. Patent No. 7,272,947 prior to being stricken from the registry.  Therefore, the patents and applications underlying the License Agreement were assigned to AWG International, Inc. by operation of law.  Clause VII(c) states additionally, that: "Licensee (AWGI as successor to CanAmera Management, Inc.) shall then further assign the licensed patents to the inventors thereof".  Therefore, on February 17, 2012, AWGI International assigned the patents to the inventors, Rae Anderson and Keith White.  Immediately following this assignment to the inventors, on February 17, 2012, Keith White assigned his interest in the patents to AWGI International, Inc. for nominal consideration.  The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US/2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations.  Until such time as Everest Water, Ltd. is reinstated with the Bahamas Companies Registry, the G2 Asset transfers are defective and invalid under Bahamian corporate law.

Based on the actions taken by the Company, the patent was returned to the original inventors.  As a result of the assignments, the Company and Rae Anderson each own a one-half undivided interest in the G2 patent.

In August 2012, information came to our attention which raised questions about the enforceability, validity and scope of protection relating to the Everest Water patents, the Everest Water/CanAmera Management License Agreement and subsequent patent assignments ("G2 Asset") which were associated with the License Agreement, as described above.  These questions involve legal issues under the laws of the Commonwealth of the Bahamas.  The Company engaged a Bahamian law firm to provide guidance and advice in regard to the legal questions associated with the G2 Asset.  The principal legal issue concerning the enforceability and validity of the G2 asset transfers to AWGI involved Everest Waters' ability to deal in its assets when it had been stricken from the Bahamas Companies Registry, (the Everest Water Matter").  On January 2, 2007, Everest Water had been stricken for failure to pay its annual corporate fees.  Bahamas statute law prohibits a company from dealing in its assets while stricken from the Registry.  Therefore, the March 12, 2007 assignment of the G2 patent from Everest International, Ltd. and the April 13, 2010 Everest Water license would be considered invalid until such time as Everest Water, Ltd. is reinstated with the Companies Registry.  Upon reinstatement, all business activity would be restored retroactively, as though Everest Water had never been stricken.  Until such time as Everest Water, Ltd. is reinstated with the Bahamas Companies Registry, the G2 Asset transfers are defective and invalid under Bahamian corporate law.

On November 8, 2012, Keith White, through Bahamas legal counsel, filed a petition with the Supreme Court of the Commonwealth of the Bahamas requesting reinstatement of Everest Water, Ltd.  Mr. White anticipates that the petition will be granted in the near future.

Upon reinstatement, with the Bahamas Companies Registry, the March 12, 2007 patent assignment and the April 13, 2010 License Agreement will be restored and validated.

Upon reinstatement AWGI, as assignee to the License Agreement, intends to execute a second set of assignments whereby the G2 patent assets will be assigned to AWG and thereafter AWGI plans to assign the G2 patent assets to the inventors.  Thereafter, Keith White will reassign the G2 patent assets to AWGI.  The Company and Rae Anderson will then each own a one-half undivided interest in the G2 patent.

U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement to the '947 patent.  Patent number 7,272,947, a utility patent, has a life of 20 years expiring on September 5, 2025.  The CanAmera Management, Inc. license agreement term follows the patent's duration term.

Long-lived assets of the Company, including Technology Acquisition, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the Statement of Financial Accounting Standards FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Revenue Recognition

The Company recognizes revenues when earned which shall be as products are shipped and services are delivered to customers or distributors.  The Company shall also record accounts receivable for revenue earned but not yet collected.

Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to FASB ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by FASB ASC 740-10-25-5.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

At September 30, 2012, the Company has net operating loss carry forwards of approximately $1,965,000, which will expire in 2032 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2012, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Pursuant to FASB ASC 740, income taxes are provided for based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by FASB ASC 740 to allow recognition of such assets.

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

At September 30, 2012 and December 31, 2011, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of September 30, 2012 and December 31, 2011.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2012 and December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Changes in Internal Controls over Financial Reporting

In connection with the change in control which took place on July 10, 2012, management has begun to develop disclosure controls and procedures which it believes will result in the recording, processing, summarizing and reporting material information in a timely fashion.  Prior to the change in control, the Company did not have sufficient staffing capabilities to assure that the annual report for the year ending December 31, 2011 was timely filed.  The Company believes it is now sufficiently staffed with qualified employees.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2012, the Company sold 850,000 common shares resulting from the exercise of 850,000 common stock purchase warrants for a total consideration of $51,000.  The common shares were priced at $0.06 per share under the terms of the warrant agreements.

As of September 30, 2012, the Company elected to administratively issue common stock from two prior transactions.  The transactions involved The John Hopkins University and Mr. C. Jones.

In 2008, the Company contracted for services with C. Jones which required the issuance of 62,500 common shares for services valued at $41,045.  These shares were never issued to C. Jones.  As of September 30, 2012, the fair market value was $0.11 per share, which values the issuance at $6,875.  The Company recorded a gain of $34,170 for the change in fair market value at issuance.

On August 2, 2010, the Company entered into a Mutual Termination Agreement with Johns Hopkins University.  Under the terms of the Agreement, the Company was obligated to issue 600,000 common shares for the value of $18,000.  The shares were to be issued within 20 days following the acquisition of AWG International, Inc.  As of September 30, 2012, the fair market value was $0.11 per share, which values the issuance at $66,000.  The Company recorded a loss of ($48,000) for the change in fair market value at issuance.

The Company relied on the transaction exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D Rule 506.  The Units are restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Securities Act of 1933, as amended.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

G2 Patent and License Assignment Defects

In August 2012, information came to our attention which raised questions about the enforceability, validity and scope of protection relating to the Everest Water patents, the Everest Water/CanAmera Management License Agreement and subsequent patent assignments ("G2 Asset") which were associated with the License Agreement.

These questions involve legal issues under the laws of the Commonwealth of the Bahamas.  The Company engaged a Bahamian law firm to provide guidance and advice in regard to the legal questions associated with the G2 Asset.

The principal legal issue concerning the enforceability and validity of the G2 asset transfers to AWGI involved Everest Waters' ability to deal in its assets when it had been stricken from the Bahamas Companies Registry, (the Everest Water Matter").  On January 2, 2007, Everest Water had been stricken for failure to pay its annual corporate fees.  Bahamas statute law prohibits a company from dealing in its assets while stricken from the Registry.  Therefore, the March 12, 2007 assignment of the G2 patent from Everest International, Ltd. and the April 13, 2010 Everest Water license would be considered invalid until such time as Everest Water, Ltd. is reinstated with the Companies Registry.   Until such time as Everest Water, Ltd. is reinstated with the Bahamas Companies Registry, the G2 Asset assignment is considered defective and invalid under Bahamian corporate law.

After management's review of the facts and a variety of legal remedies associated with the defective G2 Asset transfer, the Company and Mr. White have chosen a course of action which they believe is the best option to cure the assignment defect.  This action involves the reinstatement of Everest Water, Ltd. with the Bahamas Companies Registry.

On November 8, 2012, Keith White, through Bahamas legal counsel, filed a petition with the Supreme Court of the Commonwealth of the Bahamas requesting reinstatement of Everest Water, Ltd.  Mr. White anticipates that the petition will be granted in the near future.

Upon reinstatement, with the Bahamas Companies Registry, the March 12, 2007 patent assignment and the April 13, 2010 License Agreement will be restored and validated.  Upon reinstatement, all business activity conducted by Everest Water from January 2, 2007 through the date of reinstatement would be restored retroactively, as though Everest Water had never been stricken from the Registry.

If the Supreme Court of the Commonwealth of the Bahamas denies the Everest Water, Ltd. reinstatement petition, Keith White and AWGI will aggressively pursue other remedies based on a variety of legal and equitable claims.

The costs associated with curing the Everest Water/CanAmera Management License Agreement, which CanAmera had assigned to AWG International, Inc., will be paid by AWGI up to $40,000.  In return, CanAmera has agreed to return for cancellation 307,692 of its AWGI common shares valued at $40,000.   AWGI has placed an administrative "stop transfer" on the 16,788,057 AWG exchange shares which were issued to CanAmera pursuant to the Exchange Agreement, until such time as the License Agreement matter is resolved in AWGI's favor.

Impact of Assignment Defect on the Model 2500 Sales

We do not rely on the G2 Assets for Model 2500 sales outside the United States.

We cannot offer the Model 2500 for sale in the United States until the assignment defect is cured and only then after the product has received the ETL certification mark.   ETL certification is an alternative to the UL certification.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*

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

Date:  November 19, 2012

AWG International Water Corporation

(Registrant)

           /s/ Keith White

/s/ Jeff R. Mitchell

By:________________________________

________________________________

           Keith White

Jeff R. Mitchell

           Chief Executive Officer

Chief Financial Officer

(Principal Accounting Officer)