Form 10-K
period 2012-12-31
AWG International Water Corp
filed 2013-04-12
CIK 1394872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission File Number:  333-146052

AWG INTERNATIONAL WATER CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	20-4047619
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

7721 East Trent Avenue, Spokane Valley, WA 99212

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (509) 474-9451

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ]  No [X]

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s second completed fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter was $11,598,395.  The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2012, in that such person may be deemed affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 11, 2013 there were 123,176,377 common shares issued and outstanding.

AWG INTERNATIONAL WATER CORPORATION

FORM 10-K

December 31, 2012

TABLE OF CONTENTS

PART I

3

ITEM 1.    Business

3

ITEM 1A.  Risk Factors

12

ITEM 1B.  Unresolved Staff Comments

16

ITEM 2.     Properties

17

ITEM 3.     Legal Proceedings

17

ITEM 4.     Mine Safety Disclosures

17

PART II

17

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

17

ITEM 6.     Selected Financial Data

18

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

18

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

22

ITEM 8.     Financial Statements and Supplementary Data

23

ITEM 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

42

ITEM 9A.  Controls and Procedures

42

ITEM 9B.   Other Information

43

PART III

43

ITEM 10.   Directors, Executive Officers and Corporate Governance

43

ITEM 11.   Executive Compensation

47

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

49

ITEM 13.   Certain Relationships and Related Transactions and Director Independence

50

PART IV

53

ITEM 15.   Exhibits

53

SIGNATURES

54

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K  (“Annual Report”) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, business strategy, and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology.  Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations, and financial needs.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report, and in particular, the risks discussed below and under the heading “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission that are incorporated into this Report by reference.  The following discussion should be read in conjunction with the consolidated financial statements and notes included herewith.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Report.  You should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Report could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report to conform our statements to actual results or changed expectations.

ITEM 1.  Business

History

AWG International Water Corporation, formerly MIP Solutions, Inc., (the "Company") was organized in the State of Nevada on December 19, 2005.  The Company was organized to pursue the development of molecular imprinting technology which it had licensed from the Johns Hopkins Applied Physics Laboratory (JHU/APL) on January 23, 2006.  The molecular imprinting enterprise was unsuccessful.  On August 10, 2010, the Company entered into a formal Mutual Termination Agreement (the "Agreement") with JHU/APL.  The Agreement required the Company to (1) within ten (10) days after the execution of the Agreement, the Company must return to JPL/APL, all proprietary technical information, materials, devices and components in its possession under the license; (2) pay JHU/APL the sum of $20,000; and (3) to issue and deliver Six Hundred Thousand (600,000) Company common shares, within twenty (20) days following its acquisition of AWG International, Inc.  As of December 31, 2012, the Company had returned to JHU/APL all material and delivered the common shares.  However, as of December 31, 2012, the $20,000 was unpaid.  This amount was paid during first quarter of 2013.

On July 10, 2012, the Company acquired AWG International, Inc., a Nevada corporation, as a wholly owned subsidiary.

AWG International, Inc. (“AWG”) was organized in the State of Nevada on March 18, 2010.  The Company was organized by Keith White and Robb Perkinson.  Keith White and Rae Anderson collaborated on the design and development of an air-to-water technology which resulted in a patent being issued in 2007 by the U.S. Patent and Trademark Office.  This patent technology is referred to as the G2 design.  This patent was assigned to AWG.  (See "Patents and Licenses")

Overview

Presently, AWG designs and builds air-to-water appliances for residential and commercial drinking water applications based on patented, patent pending and proprietary technologies.  The Company sells one product, a countertop water dispensing appliance, designated as the Model 2500.  This model is manufactured in South Korea.

The Company plans to introduce two additional models during 2013 which are designed for commercial and industrial applications.  These models are known as the WaterPro 100 and 400 series. The WaterPro 100 will be unique in that it will use waste oil combustion as its primary energy source for generating water.  The WaterPro 400 will use conventional utility power as its energy source.  These products are not based on the G2 design.  The Water Pro 100 is based on the Company’s patent pending G6 designs.  The Water Pro 400 is based on the Company’s patent pending G4/5 designs.

Technology

The air-to-water technology systems are designed to produce water from the atmosphere by using a condensing surface and a special filtration system that removes dust, airborne particles and bacteria to generate clean drinking water.

These water generating appliances take moisture from the ambient air, send it through an air filter before passing across condensation coils where water condenses and falls into a water treatment system where it is filtered, sterilized and held for dispensing.  This is similar to the processes that occur naturally during nature’s water cycle.  Moist air rises from the earth through sublimation, evapotranspiration and evaporation.  It is then stored in the atmosphere until it precipitates in the form of dew, rain or snow.  Once the moisture is removed from the air as precipitation, it is filtered through the ground, stored as ground water and is deposited in rivers and lakes.

This method of using a condensing surface to extract water from air has been in use for many years.  Some familiar applications include air conditioners and dehumidifiers.  The process basically involves taking filtered moist air from the atmosphere and dehumidifying it for treatment by the water treatment module.  This condensate water is then processed through filters and special cartridges which eliminate biological contaminants including bacteria and pollutants that may be in the air.  The water production and cost per gallon varies considerably with the relative humidity and temperature of the air at the specific site in which the unit is employed.

Atmospheric water vapor is an abundant resource that can be used with no negative environmental impacts.  The performance of all products is based on the relative humidity and temperature of the atmosphere.

Our Product Line

Model 2500

The Model 2500 is a home or office appliance which is designed to produce up to 4.8 gallons per day (18 liters) of drinking water at 80% relative humidity at 75 degrees Fahrenheit.  It operates on household power.  It has an internal storage capacity of 3.5 gallons.  It uses environmentally safe R134a refrigerant.

Proposed Models:

Model Water Pros 100 and 400

The Water Pro 100 is planned for communities or businesses.  This model is designed for direct plumbing connection or on-site dispensing by the water consumer.  This model will have a built-in water dispenser so that the consumer may bring a container to the site and dispense varying amounts of drinking water.  The Model 100 will use a waste oil combustion technology for powering its operating systems.  This model can be equipped with the optional user payment system.  This model may be supported with remote monitoring via an internet connection.  This model will require replacement of air filters six times annually and water filters twice annually.

The waste oil combustion component of the Model 100 will be able to utilize a variety of oils, including diesel, cooking oils, petroleum products (up to 90 weight), crank case and gear oils, transmission and hydraulic fluids as fuel for systems operation.  This model will consume approximately one gallon of fuel per hour.  The combustion chamber will be constructed of stainless steel with a swing-out for easy cleaning.  It will have a backup gas firing manifold for constant operation and is essentially self-cleaning.  There will also be a propane and natural gas back-up option.  We estimate this device will generate up to 100 gallons of drinking water per day at 80% relative humidity 75 degrees Fahrenheit.  The Water Pro 100 is in its development stage and is subject to the licensing of the proposed combustion system components.

The Water Pro 400 will have commercial water generation capacity utilizing conventional electrical power sources.  It will operate at 208/230 VAC, 3-phase, 60Hz power and we anticipate that it will generate up to 400 gallons per day at 80% relative humidity and 72 degrees Fahrenheit.  This unit may be customized to meet community or project drinking water requirements.  It may be used for military, disaster relief, mining, food and beverage industry, residential buildings, hospitals, schools, manufacturing, villages, hospitality industry and agriculture.

The Company plans to offer remote unit monitoring via an internet connection for high volume commercial and community units.  Other features include automatic power down for filter changes, dispenser or utility connections, custom power options, direct tap dispenser for community needs, user payment options include credit card, coin or billing, quick connection to existing electric utility, water refrigeration and chilling systems, and automatic water dispenser controls.

The anti-bacterial systems do not use any moving parts, or high maintenance items such as ultraviolet lights or ozone generators.  A special water filter cartridge technology is utilized which destroys harmful microorganisms common to drinking water.  Our metallic condenser coils will be treated with a special coating to eliminate the risk of metal oxides and bacterial contamination from entering the drinking water.

The water generating units will be equipped with an electronic control system that will turn the machine on and off when the water reservoir is full.  It will circulate the reservoir water to maintain clean drinking water 24 hours a day, 365 days a year.  The equipment will have a dynamic display which will permit machine operation monitoring and display maintenance functions such as filter replacement.

We believe that the models will provide an independent, sustainable, safe water source for a wide variety of possible circumstances such as mining and petroleum exploration camps, food manufacturers, military camps, non-government organizations, humanitarian assistance organizations, emergency and disaster relief situations.

While we believe the unit will be economically viable in temperate climates.  The units will work best in the tropic and subtropic climates due to the high humidity levels which will produce the highest rate of water production at the lowest cost per gallon.

Manufacturing

Model 2500

The Model 2500 is manufactured in South Korea by ATW Co., Ltd. under a private label agreement.

During 2012, the Company could not sell the Model 2500 in the United States due to the G2 Assets assignment defect and not having completed the ETL certification process.  During the first quarter of 2013, both the assignment defect and ETL certification process were resolved and completed allowing sales to commence in the United States.

WaterPro 100

We plan to manufacture the WaterPro 100 model in Spokane, Washington.  A prototype of this model is under final construction.  The design and development of this model is based on a joint collaboration between AWG and the Spokane manufacturer.  We are currently negotiating the terms of a joint collaboration agreement.  The Company has not yet reached an agreement with the manufacturer.

WaterPro 400

The WaterPro 400 model is in the developmental design phase with a manufacturer in Michigan.  A prototype of this model is under construction.  The design and development of this model is based on a joint collaboration between AWG and the Michigan manufacturer.  The WaterPro 400 is nearing field trial testing.

Sales, Marketing and Distribution

We believe a drinking water market opportunity exists for our atmospheric water generators.  This technology provides an alternative solution to the world's shortage of fresh water and can provide clean, safe drinking water in various geographical settings.

Our target markets for the air-to-water systems are businesses, governments, and people who are situated in the geographic regions where the ambient humidity is in a range of 40% to 90%, and in a temperature range of 50 to 90+ degrees Fahrenheit.  Our models will operate best within these ranges.

The Model 2500 will target consumers and small office applications.  The home/office units are designed to replace bottled water and purified water dispensers, eliminating the need for replenishment and storage of plastic bottles.  These units are intended for usage in residences, schools, offices, hospitals and restaurants.  They can also serve as a personal disaster relief unit for consumers in circumstances such as hurricanes where residents in the affected area may have no drinking water.

The WaterPro 100 and 400 products will target various markets including military applications, oil and mining operations, new and existing tourist resorts, new condominium developments and humanitarian missions.

We plan to market our products through independent domestic and international wholesale distributors.  We do not plan to sell directly to consumers or end-users.  During 2012, we sold our Model 2500 internationally through our Philippine distributor.  Sales of the Model 2500 in the United States will begin during fiscal year 2013.  The G2 Asset Assignment defect and ETL certification process were completed and resolved during the first quarter of 2013 allowing the Company to commence selling the Model 2500 in the United States.  Presently, we have two distributors, one in the Philippines and one in the United States.  We sold and delivered product to our Philippine distributor during 2012 and have sold and delivered product to our United States distributor in 2013.

Research and Development

The Company is dedicated to research and development and plans to continue research and development efforts to create new products and improve the efficiencies associated with our water production, increasing water storage capacity, expanding the effectiveness of filtration devices and enhancing energy efficiency.

Costs and Expenses Related to Research and Development Activities

During the last two fiscal years, the Company spent $38,205 and $74,634 in 2011 and 2012, respectively on research and development activities.  The 2012 increase was due to development costs associated with the Model 2500 product.

Competitive Advantage

Based on our research, the Company believes there are approximately 10 companies experimenting with the technology of water generation, of which five are direct, active competitors.  We believe that some of those companies have limited or no business activity.  The relatively high energy cost associated with changing water from its vapor phase in the air to the liquid phase appears to be an obstacle to making sales for a number of these competitors.  Control of bacteria and waterborne organisms in the field of atmospheric water generation creates a technological challenge, which is a substantial barrier for others to enter this field.

Our Model 2500 contains no moving parts in the bacteria control system which suggests greater reliability than the competitive devices with moving parts.  Our models use a biostatic water filter cartridge technology to destroy harmful microorganisms common to drinking water in contrast to UV (ultra violet) light or ozone applications utilized by other competitive products.

Competition

The atmospheric water generator, water purification and bottled water industries are highly competitive.  This market segment includes numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad.  In addition, the market is highly sensitive to the introduction of new products and technologies that may rapidly capture a significant share of the market.  As a result, our ability to remain competitive depends in part upon its successful introduction and consumer acceptance of new products.  Although our products bear our own exclusive branding, we expect that the competition will intensify in the future, since our competitors can and may duplicate many of the products or services offered by us.

The principal competition within the atmospheric water generation industry comes from six other manufacturers within the industry:  Air 2 Water, Inc. (also known as World Wide Water Company), Fujian Yuxin Electronic Equipment Co. Ltd. (also known as HendrxWater), Island Sky, ATW Co. Ltd., Water Maker India, and Drinkable Air.  Three of these companies (Island Sky, ATW Co. Ltd. and Air 2 Water) are known to hold patents.  It is currently unknown if Fujian Yuxin Electronic Equipment Co. Ltd. holds a patent for atmospheric water generators.

Air 2 Water Inc. holds a patent for atmospheric water generators.  Air 2 Water offers two products to their distributers, the residential Dolphin 1 and Dolphin 2.  The design utilizes two Ultra-violet (UV) lights to control the bacteria and four filters to filter the water in addition to separate hot and cold water storage and dispensing tanks.  This general configuration has been on the market for several years.  Air 2 Water also sells the commercial Triton Series.  The Triton uses a desiccant wheel versus the traditional Direct Expansion Coil (DX coil) to liberate water from the atmosphere.  A DX coil is typically a finned coil inside of which refrigerant is circulated.  The unit uses an ozone system and a UV light to control bacteria in the water.  The residential and commercial units are represented by many different distributers at different levels in the retail market.

Fujian Yuxin Electronic Equipment Co Ltd currently produces a residential model.  This unit is very similar to the Dolphin 1 and the Dolphin 2 produced by Air 2 Water, and also uses UV to control the bacteria with much the same internal configuration.  Fujian Yuxin also produces the EA 500 commercial unit which uses standard DX coils.  The residential and commercial units are represented by many different distributers at different levels in the retail market.  Fujian Yuxin Electronic Equipment Co Ltd also produces atmospheric water generators for various distributors.  Many of the current Atmospheric Water Companies currently found on the internet sell some or all of the products that are found on the Fujian Yuxin web site.

Island Sky currently produces the residential Sky Water 14 and the Sky Water 300 commercial unit in addition to variations of these base models.  The design uses standard DX coil technology to liberate water from the atmosphere.  The units use ozone to control bacteria formation in the water and come with common carbon filters to improve the water taste.

ATW Co. Ltd. has been in the atmospheric water generation industry since 2000.  They have experimented with many different designs and currently offer the residential AD-5 counter top unit.  The commercial AD-1500 also uses standard DX technology. The units use UV Lights to control bacteria formation in the water and come with common carbon filters to improve the water taste.

Water Maker India currently produces the WM series commercial unit utilizes standard DX technology and comes in a variety of sizes and has begun to market their product in India.  Currently, they do not produce a residential unit for retail sale.  Water Maker India has so far been focusing their efforts in the Indian market.

Drinkable Air is located in Lauderdale Lakes, Florida.  It was organized in 2007.  Drinkable Air has fifty-five distributors in the United States and two in the Pacific Rim.  Its equipment utilizes an ozone process to kill water borne organisms.  The company's product line supports an office and commercial product named Chameleon.

AWG International recognizes that to be the industry leader it must continue to innovate.  Our bacteria control system is passive, not mechanical as used by the competition.  The system is less expensive, saves energy and, in terms of periodic maintenance, we believe is much more user friendly compared to standard UV and Ozone bacteria control systems used by others.

Our commercial atmospheric water generating system will have several key features that will distinguish us from our competitors.  We plan to use the standard DX configuration with our proprietary coating.  Additionally, the system is being engineered to utilize 100% outside air which we believe is necessary for maximum water production.  The unit will have the ability to operate in high ambient air temperatures in this configuration.  Traditional systems utilize a refrigeration system to create water from the air and to chill the water.  AWG International utilizes the rejected cold air which would normally be exhausted to the atmosphere to chill the water in the storage tank thereby increasing energy efficiencies.  Our bacteria control system will be passive and similar to the Model 2500.

Patents and Licenses

G2 Patent and License Assignment Defects

In August 2012, information came to our attention which raised questions about the enforceability, validity and scope of protection relating to the Everest Water patents, the Everest Water/CanAmera Management License Agreement and subsequent patent assignments ("G2 Assets") which were associated with the License Agreement.  The G2 Assets will support our Model 2500 product sales in the U.S. and Canada.

These questions involved legal issues under the laws of the Commonwealth of the Bahamas.  The Company engaged a Bahamian law firm to provide guidance and advice in regard to the legal questions associated with the G2 Asset.

The principal legal issue concerning the enforceability and validity of the G2 Asset transfers to AWG involved Everest Waters' ability to deal in its assets when it had been stricken from the Bahamas Companies Registry, (the “Everest Water Matter").  On January 2, 2007, Everest Water had been stricken for failure to pay its annual corporate fees.  Bahamas statute law prohibits a company from dealing in its assets while stricken from the Registry.  Therefore, the March 12, 2007 assignment of the G2 patent from Everest International, Ltd. and the April 13, 2010 Everest Water license would be considered invalid until such time as Everest Water, Ltd. would be reinstated with the Companies Registry.  Upon reinstatement, all business activity would be restored retroactively, as though Everest Water had never been stricken.

On November 8, 2012, Keith White, through Bahamas legal counsel, filed a petition with the Supreme Court of the Commonwealth of the Bahamas requesting reinstatement of Everest Water, Ltd.

On February 12, 2013, Keith White, through Bahamas legal counsel, caused the reinstatement of Everest Water, Ltd. with the Bahamas Companies Registry.  The Company was notified of the reinstatement on February 13, 2013.

The recent Everest Water, Ltd. reinstatement has caused the March 12, 2007 assignment of the G2 patent from Everest International, Inc. to Everest Water, Ltd. and the April 13, 2010 Everest Water License Agreement grant to CanAmera Management, Inc. to be deemed restored and validated, retroactively, as though Everest Water had never been stricken from the Registry.

The reinstatement has cured the defect with the CanAmera Management License Agreement assignment to AWG International, Inc.  As a result, AWG International, Inc. was the assignee of the CanAmera Management License Agreement.

On February 14, 2013, AWG International, Inc., as assignee to the License Agreement, declared Everest Water, Ltd. insolvent under Paragraph VII (c) of the License Agreement.  As a result of this insolvency declaration, AWG has taken the actions set forth in paragraphs (a) and (b) below and assigned the G2 patent assets as provided for pursuant to the terms of the License Agreement.  Keith White, individually, as co-inventor, took the action set forth in paragraph (c).

(a)

On February 14, 2013, Keith White, on behalf of AWG, executed a Declaration of Assignment whereby the G2 patent assets owned by Everest Water were assigned to AWG.

(b)

On February 14, 2013, AWG assigned the G2 patent assets to the inventors, Rae Anderson and Keith White.

(c)

On February 14, 2013, Keith White, as co-inventor, assigned the G2 patent assets to AWG.

As a result of these assignments, AWG International, Inc. and Rae Anderson each own a one-half undivided interest in the G2 patent assets.

The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US/2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement U.S. Patent No. 7,272,947.  These patents are associated with the Model 2500 product.

Prior to learning of these defects, the following actions had occurred:

On March 12, 2007, Keith White and Rae Anderson assigned all right, title and interest in U.S. Serial No. 11/221,075 and PCT Serial No PCT/S/2005/031948 to Everest International, Inc., a Nevada corporation.  The U.S. Serial No. 11/221,075 patent application resulted in U.S Patent No. 7,272,947.  On March 12, 2007, Everest International, Inc. assigned the same patent rights to Everest Water, Ltd., a Bahamian corporation.  This is referred to as the G2 patent.

"On April 13, 2010, Everest Water, Ltd., a Bahamian international business corporation, granted CanAmera Management, Inc., a Panama corporation, a License Agreement to exploit the U.S. Patent No. 7,272,947.  The license was a non-exclusive, royalty bearing license to manufacture, use and sell products under U.S. Patent No. 7,272,947 including any and all U.S. or foreign patents derived and any patent on improvements on the patent, (the "License Agreement").  The patent described a device that produces potable water by extracting moisture from the air and purifying it by way of cooling and condensing water and removing bacteria or preventing the formation of bacteria.

On the same date, April 13, 2010, CanAmera Management, Inc. assigned the License Agreement to AWG International, Inc.  Keith White, a Company director, Chief Executive and Technology Officer and Robb Perkinson, a company director, have shared voting and dispositive control over CanAmera Management, Inc.  Messrs. White and Perkinson own CanAmera Management, Inc.  During 2010, Rae Anderson and Keith White were officers and directors of Everest Water, Ltd.  The transactions between Everest Water and CanAmera Management, Inc. represented related party transactions.

Upon review of the License Agreement, it was noted that Clause VII (c) stated, "In the event Licensor becomes insolvent or Licensor is dissolved or otherwise ceases to be a legal entity without the Licensed Patents being assigned to another legal entity, the license granted herein shall become a fully paid assignment of the Licensed Patent to Licensee effective one day before such condition occurs or is determined by Licensee and Licensee shall by these terms be authorized to record said assignment with the U.S. Patent and Trademark Office and other patent offices of other jurisdictions as appropriate if accompanied by Licensee's sworn statement of the stated condition by Licensee...".  According to the Bahamas Registrar of Companies, Everest Water, Ltd., the Licensor on the License Agreement had been stricken from the Corporate Registry.  Based on Everest's status with the Bahamas Registrar of Companies, we determined that Everest was otherwise insolvent, dissolved or ceased to be a legal entity as described in the License Agreement.  Additionally, Everest Water, Ltd. had failed to assign the patent (U.S. Patent No. 7,272,947 prior to being stricken from the registry.  Therefore, the patents and applications underlying the License Agreement were assigned to AWG International, Inc. by operation of law.  Clause VII(c) states additionally, that: "Licensee (AWG as successor to CanAmera Management, Inc.) shall then further assign the licensed patents to the inventors thereof".

On February 17, 2012, AWG International, Inc. assigned the patents to the inventors, Rae Anderson and Keith White.  Immediately following this assignment to the inventors, on February 17, 2012, Keith White assigned his interest in the patents to AWG International, Inc.  The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US/2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement to U.S. Patent No. 7,272,947.

The preceding actions were defective and invalid due to the Everest Water Matter.  Mr. White initiated proceedings in the Bahamas which began the process to cure the defects and validate Everest Waters corporate actions retroactively.  On February 12, 2013, Everest Water was reinstated.

Patent number 7,272,947, a utility patent, has a duration of 20 years which expires on September 5, 2025.  The CanAmera Management, Inc. license agreement term matched the patent's duration term.  On February 14, 2013, the License Agreement was terminated under Article VII titled, “Term and Termination” paragraph (c).

History

G2 Product

As a result of the Everest Water Matter and Bahamas corporate law, AWG did not own any rights to the G2 patent or license agreement.  However, upon the reinstatement of Everest Water, AWG's rights in the license agreement became retroactively validated.  The reinstatement petition was filed in the Supreme Court for the Commonwealth of the Bahamas on November 8, 2012.  On February 12, 2013, Everest Water was reinstated.

The “G2” product represented a “second generation design".  This patent was developed by Rae Anderson and Keith White.  The patent relates to a "Water Producing Method and Apparatus".  This G2 was a water producing invention that produced drinking water.  Its distinguishing features included external water plumbing circulation.  It used ozone and ultraviolet (UV) light as a method to kill waterborne organisms.  The Company no longer manufactures or sells the G2 product.  G2 Product sales ended in 2011.

Model 2500

The Model 2500 is a new product which is distinguished from the G2 because it uses a biostatic water filter cartridge instead of the UV/ozone methodology for treating water borne organisms.  Presently, AWG International, Inc. offers and sells the Model 2500 product under the Private Label Agreement with ATW Co.  ATW Co. makes a similar air-to-water device named the AD-5.  The Model 2500 is a modified variant of the AD-5.  The Private Label Agreement is governed by Washington State law; it includes an implied warranty of title and an express indemnity agreement at Section 6(c).  Under the Private Label Agreement, ATW manufactures the devices pursuant to a purchase order from AWG International, Inc., ATW applies AWG’s trademarks and ATW ships the devices to the customers in the foreign countries.  ATW is a sophisticated manufacturer that knows its intellectual property rights and which has agreed to indemnify AWG International, Inc. for devices ATW manufactures and ships to other countries.  AWG International, Inc. has never been accused of intellectual property infringement in any foreign country, but the Private Label Agreement and its implied warranties/express indemnity provisions are what give AWG International, Inc. the contractual comfort to make foreign sales.

G3 Patent Application and Proposed Products

On November 19, 2009, Keith White filed U.S. provisional application no. 61/262862.  On March 20, 2010, Keith White assigned the application to CanAmera Management, Inc.  On November 19, 2010, CanAmera Management, Inc. filed Patent Cooperation Treaty (PCT) International Application No. PCT/US2010/57371, which claimed priority to the provisional application.  On November 19, 2010, CanAmera Management, Inc., the patent application owner, assigned Patent Cooperation Treaty (PCT) application number PCT/US2010/57371 to AWG International, Inc.  On May 18, 2012, AWG International, Inc. filed U.S. patent application number 13/510,757 claiming priority to PCT/US2010/57371.

This patent application differs from the G2 patent because it uses internal water plumbing circulation methodology as opposed to the external plumbing and incorporates a biostatic cartridge to control waterborne microorganisms.  The technology covered by this patent will be used in proposed Models 100 and 400.

G4 and G5 Patent Application and Proposed Products

On April 19, 2012, Keith White, the inventor/applicant of provisional patent application titled, “Atmospheric Water Generation System” Application No. 61/489,588, assigned all right, title and interest to AWG International, Inc.  The technology associated with this patent application will be used for a future line of G4 and G5 products for residential for water generating and air conditioning systems.  It includes "off the electrical grid" AC/DC residential and commercial systems.

Based on the Keith White assignments of the G3, G4 and G5 patent applications, the Company is the sole owner of these patent applications.

Government Regulation

The manufacturing, processing, testing, packaging, labeling and advertising of the products that we sell may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Community Supported Agriculture in North America, the United States Department of Agriculture, the Environmental Protection Agency, the standards provided by the United States Public Health Authority and the World Health Organization for drinking water.  These activities may also be regulated by various agencies of the states, localities and foreign countries in which consumers reside.  Currently, the Company’s products are not subject to any governmental regulation although it is possible that the FDA may choose to regulate the quality of water produced from atmospheric water generating machines.

Since the Company may be subject to a wide range of regulation covering every aspect of our business as mentioned above, it cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the business in the future.  Although the regulation of water is less restrictive than that of drugs and food additives, we cannot offer assurance that the current statutory scheme and regulations applicable to water will remain less restrictive.  Further, we cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, we are or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting our business strategy.  Any laws, regulations, enforcement policies, interpretations or applications applicable to our business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

Safety Compliance Marks

The sale of electrical devices in Europe and many other countries require the CE Mark.  CE, an abbreviation for European Conformity, is a mark indicating that a manufacturer declares that a product conforms to all the legal requirements to achieve CE marking ensuring that the product may be sold throughout the Europe.  The Model 2500 has completed the CE Certification.

Similarly, the ETL Listed Mark is proof of product compliance to electrical, gas and other safety standards applicable to North American safety standards.  On February 8, 2013, the Model 2500 product was approved for the ETL Mark in connection with a multiple listing application submitted by our manufacturer, ATW Co., Ltd.  This ETL certification was a prerequisite to selling the product in the U.S. and Canada.

Employees

As of December 31, 2012, the Company has three employees, who are our named executive officers.  Staffing levels will be determined as we progress and grow.  Our Board of Directors determines the compensation of all new employees based upon job descriptions.

Access to Company Reports

We file periodic reports, information statements and other information with the SEC in accordance with the requirements of the Securities Exchange Act of 1934, as amended.  We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports available free of charge through our corporate website at www.awginternational.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.  Within the time period required by the SEC, we will post on our website any modifications to the code of ethics for our CEO and senior financial officers and any waivers applicable to senior officers as defined in the applicable code, as required by the Sarbanes-Oxley Act of 2002.  You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, our reports and information statements, and our other filings are also available to the public over the internet at the SEC’s website at www.sec.gov.  Unless specifically incorporated by reference in this Annual Report on Form 10-K, information that you may find on our website is not part of this report.

ITEM 1A.  Risk Factors

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT BEFORE PURCHASING OR INVESTING IN THE COMPANY.  INVESTING IN OUR CAPITAL STOCK INVOLVES A HIGH DEGREE OF RISK.  IF ANY OF THE FOLLOWING EVENTS OR OUTCOMES ACTUALLY OCCURS, OUR BUSINESS OPERATING RESULTS AND FINANCIAL CONDITION WOULD LIKELY SUFFER.  AS A RESULT, THE TRADING PRICE OF OUR CAPITAL STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO PURCHASE OUR CAPITAL STOCK.

RISKS RELATED TO OUR BUSINESS

WE ARE SUBJECT TO STARTUP COMPANY RISKS.

The Company has a limited operating history and has primarily engaged in operations relating to the development of its atmospheric water generation technologies and business plan.  We are subject to many of the risks common to such enterprises, including the ability of the Company to implement its business plan, market acceptance of its proposed business, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, and uncertainty of the Company’s ability to generate revenues.  There can be no assurance that the Company’s activities will be successful or result in significant revenues or profit for the Company, and the likelihood of the Company’s success must be considered in the light of the stage in its development.  The Company believes it has engaged professionals and consultants experienced in the type of business contemplated by the Company; however, there can be no assurance that the predictions, opinions, analyses, or conclusions of such professionals will prove to be accurate.  In addition, no assurance can be given that the Company will be able to consummate its business strategy and plans or that financial or other limitations may not force the Company to modify, alter, significantly delay, or significantly impede the implementation of such plans or the Company’s ability to continue operations.  If the Company is unable to successfully implement its business strategy and plans, investors may lose their entire investment in the Company.

Potential investors should also be aware of the difficulties normally encountered developing water technology companies.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the inception of the enterprise that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to product development, manufacturing, operations and distribution, and additional costs and expenses that may exceed current estimates.

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial results for the fiscal year ending December 31, 2012 show substantial losses.  As of December 31, 2012, the Company had an Accumulated Deficit of ($2,510,799).  For the fiscal years ending December 31, 2011 and December 31, 2012, the Company had losses of ($525,018) and ($1,532,710) respectively.  The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of American which contemplates the Company as a going concern.  The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without obtaining additional funding.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our independent auditors, MartinelliMick, PLLC, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations and net stockholder's deficit.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  We may be subject to product liability or breach of contract claims if our products do not work as represented.

PRODUCT SUCCESS IS UNCERTAIN

We have developed one product, the Model 2500.  There is no assurance that this product will generate sufficient sales to ensure success.  We cannot make any assurances that any of our product candidates, if successfully developed, would generate sufficient revenues to enable us to be profitable.  Furthermore, we cannot make any assurances that we will be successful in addressing these risks.  If we are not, our business, results of operations and financial condition will be materially adversely affected.

IF WE ARE UNABLE TO ESTABLISH SALES AND MARKETING CAPABILITIES OR BUILD A PRODUCTIVE NETWORK OF DISTRIBUTORS TO SELL AND MARKET PRODUCTS WE DEVELOP, WE MAY NOT BE ABLE TO GENERATE PRODUCT REVENUE.

We do not currently have an organization for the sales, marketing and distribution of our products.  We anticipate that we will seek to enter into distribution agreements or other arrangements with third parties to market any products.  Presently, we have two distributors.  If we are unable to successfully build a productive network of distributors, we would have to build sales, marketing, managerial and other non-technical capabilities and develop, train and or manage a sales force, all of which would cause us to incur substantial additional expenses.  If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

OUR PRODUCTS MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS.  SUCH PRODUCT LIABILITY CLAIMS COULD RESULT IN EXPENSIVE AND TIME-CONSUMING LITIGATION AND PAYMENT OF SUBSTANTIAL DAMAGES.

The development, testing, marketing, sale and use of new products runs a risk that product liability claims may be asserted against us if it is believed that the product has caused injury.  We cannot make assurances that claims, suits or complaints relating to the use of our products will not be asserted against us in the future.  If a product liability claim asserted against us was successful, we may be required to limit commercialization of our technology.  Regardless of merit or outcome, claims against us may result in significant diversion of our management’s time and attention, expenditure of large amounts of cash on legal fees, expenses and damages and a decreased demand for our products.  We cannot make any assurances that we will be able to acquire or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us.

The atmospheric water generators are designed to facilitate potable safe drinking water.  If the technology fails to work as designed, customers may bring claims against us.  Despite limitations on such claims, such claims can be costly and time consuming which could have a material adverse effect on our operations, even if we are found not to have been at fault.

LOSS OF ANY ONE OR MORE OF OUR SUPPLIERS WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

Our success is highly dependent upon the future support and services of suppliers.  We will be solely dependent on their support to provide enough inventories to meet our purchase orders.  If our suppliers are not able to supply our manufacturer with products to meet the demands of our purchase orders, our business will most likely fail.

DELAYS OR INTERRUPTIONS IN THE MANUFACTURING AND DELIVERY OF OUR MODEL 2500 APPLIANCES BY OUR SOLE SOURCE SOUTH KOREAN MANUFACTURER MAY HARM OUR BUSINESS.

The Model 2500 appliances are built by a single manufacturer in South Korea.  Our reliance on a sole manufacturer, particularly a South Korean manufacturer, involves risk, including a potential inability to obtain an adequate supply of appliances and limited control over pricing, quality and timely delivery of products.  In addition, replacing this manufacturer may be difficult and could result in an inability or delay in obtaining products.  We cannot assure you that this manufacturer will be able to provide the products in quantities that are sufficient to meet demand or at all, in a timely manner, which could result in decreased revenues and loss of market share.  Relations between South Korea and North Korea have been tense over most of South Korea’s history, and more recent concerns over North Korea’s nuclear capability, and relations between the U.S. and North Korea, have created a global security threat that may adversely affect South Korean business and economic conditions.  We cannot assure you as to whether or when this situation will be resolved or change abruptly as a result of current or future events.  An adverse change in economic or political conditions in South Korea or in its relations with North Korea could have a material adverse effect on our South Korean manufacturer and our Company.

THE COMPANY’S STRATEGIES FOR DEVELOPMENT OF THE BUSINESS MIGHT NOT BE SUCCESSFUL.

The Company is currently evaluating potential product development strategies for its business.  It may take several years, if ever, for the Company to achieve cumulative positive cash flow.  The Company could experience significant difficulties in executing its business plan, including: inability to successfully implement the Company’s business plan; changes in market conditions; inability to obtain necessary financing; delays in completion of the Company’s projects or their underlying technologies; inaccurate cost estimates; changes in government or political reform; or the Company may not benefit from the proposed projects as the Company expected.  The Company’s inability to develop its proposed products will adversely affect the Company’s business cash flows and have a material adverse effect on the Company’s ability to meet the Company’s working capital requirements.

SIGNIFICANT REPAIR AND/OR REPLACEMENT WITH RESPECT TO PRODUCT WARRANTY CLAIMS OR PRODUCT RECALLS COULD HAVE A MATERIAL ADVERSE IMPACT ON THE RESULTS OF OPERATIONS.

We provide a limited warranty for our products for a period of one year.  Significant warranty claims could have a material adverse effect on our results of operations.

LOSS OF KEY PERSONNEL CRITICAL FOR MANAGEMENT DECISIONS WOULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS

Our success depends upon the continued contributions of our executive officers and key employees, particularly with respect to providing the critical management decisions and contacts necessary to manage product development, marketing, and growth within our industry.  Competition for qualified personnel can be intense and there are a limited number of people with the requisite knowledge and experience.  Under these conditions, we could be unable to attract and retain these personnel.  The loss of the services of any of our executive officers or other key employees for any reason could have a material adverse effect on our business, operating results, financial condition and cash flows.

INTELLECTUAL PROPERTY RISKS

RESEARCH AND DEVELOPMENT ACTIVITIES MAY BE COMPROMISED

We have development work which we believe has the potential for patent protection.  We will evaluate our business benefits in pursuing patents in the future.  We plan to protect all of our development work with confidentiality agreements with our engineers, employees and any outside contractors.  However, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop a product with the same functionality.  Policing unauthorized use of our intellectual property rights is difficult, and nearly impossible on a worldwide basis.  Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property, particularly in foreign countries where we plan to do business or where our software will be sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR TECHNOLOGY, OR IF WE INFRINGE THE RIGHTS OF OTHERS, WE MAY NOT BE ABLE TO DEFEND OUR MARKETS OR TO SELL OUR PRODUCTS.

The Company’s success may depend in part on its ability to continue and expand its patent protection both in the United States and in other countries for our products.  Due to evolving legal issue and standards relating to the patentability, validity, and enforceability of patents covering the Company’s products and the scope of claims made under its patents, the Company’s ability to obtain and enforce patents is uncertain and involves complex legal and factual questions.  Accordingly, rights under any assigned or issued patents may not provide the Company with sufficient protection for its products or provide sufficient protection to afford the Company a commercial advantage against competitive products or processes.

The Company’s success may also depend in part on its ability to operate without infringing the proprietary rights of third parties.  The manufacture, use or sale of the Company’s products may infringe on the patent rights of others.  Likewise, third parties may challenge or infringe upon the Company’s existing or future patents.

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

Litigation may be necessary for the Company to enforce the patents owned and applied for (if they are awarded), copyrights, trademarks, or other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement.  This type of litigation could result in the expenditure of significant financial and managerial resources and could result in injunctions preventing the Company from distributing certain products.  Such claims could materially adversely affect the business, financial condition, and results of operations.

INTERNATIONAL BUSINESS RISK

INTERNATIONAL REGULATION MAY ADVERSELY AFFECT OUR PLANNED PRODUCT SALES

As a part of our marketing strategy, we plan to market and sell our products internationally.  In addition to regulation by the U.S. government, those products will be subject to environmental and safety regulations in each country in which we market and sell.  Regulations will vary from country to country and will vary from those of the United States.  The difference in regulations under U.S. law and the laws of foreign countries may be significant and, in order to comply with the laws of these foreign countries, we may have to implement manufacturing changes or alter product design or marketing efforts.  Any changes in our business practices or products will require response to the laws of foreign countries and will result in additional expense to the Company and either reduce or delay product sales.

Additionally, we may be required to obtain certifications or approvals by foreign governments to market and sell the products in foreign countries.  We may also be required to obtain approval from the U.S. government to export the products.  If we are delayed in receiving, or are unable to obtain import or export clearances, or if we are unable to comply with foreign regulatory requirements, we will be unable to execute our complete marketing strategy.

RISKS RELATED TO OUR SECURITIES

THERE IS LITTLE CURRENT TRADING OF OUR SHARES. OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

Although prices for our shares of Common Stock are quoted Over-the-Counter on the Electronic Bulletin Board (OTCBB), there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained.  The OTCBB is generally regarded as a less efficient and less prestigious trading market than other national markets.  There is no assurance if or when our Common Stock will be quoted on another more prestigious exchange or market.  The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.

BECAUSE OUR COMMON STOCK IS LIKELY TO BE CONSIDERED A “PENNY STOCK,” OUR TRADING WILL BE SUBJECT TO REGULATORY RESTRICTIONS.

Our Common Stock is currently, and in the near future will likely continue to be, considered a “penny stock.”  The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure and other requirements may adversely affect the trading activity in the secondary market for our Common Stock.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE, AND ANY RETURN ON INVESTMENT MAY BE LIMITED TO POTENTIAL FUTURE APPRECIATION ON THE VALUE OF OUR COMMON STOCK.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.  Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time.  To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur.  In addition, investors must rely on sales of their Common Stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment.  Investors seeking cash dividends should not purchase our Common Stock.

OUR OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS CAN EXERT SIGNIFICANT INFLUENCE OVER US AND MAY MAKE DECISIONS WHICH MAY NOT BE IN THE BEST INTERESTS OF ALL STOCKHOLDERS.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own a majority of our outstanding Common Stock.  As a result of such ownership, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our Common Stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our Common Stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

WE MAY EXPERIENCE DIFFICULTIES IN THE FUTURE IN COMPLYING WITH SECTION 404 OF THE SARBANES-OXLEY ACT.

As a public company, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  In this regard, we have and will continue to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

 If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

FUTURE FINANCINGS WILL INVOLVE A DILUTION OF THE INTERESTS OF THE STOCKHOLDERS OF THE COMPANY UPON THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK OR OTHER SECURITIES.

We will need to engage in additional financings in the future.  There can be no assurances that such financings will ever be completed, but any such financings will involve a dilution of the interests of our stockholders upon the issuance of additional shares Common Stock, Preferred Stock or other securities.  Attaining such additional financing may not be possible, or if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous to investors participating in this offering.  We expect to issue shares of our Common Stock and/or other securities in exchange for additional financing.

WE ANTICIPATE SIGNIFICANT FUTURE CAPITAL NEEDS AND THE AVAILABILITY OF FUTURE CAPITAL IS UNCERTAIN.

The Company has experienced negative cash flows from operations since its inception.  The Company will be required to spend substantial funds to develop its products and associated product marketing strategies.  The Company will need to raise additional capital.  The Company’s capital requirements will depend on many factors, primarily relating to the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; and changes in economic, regulatory, or competitive conditions or the Company’s planned business.  To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets.  The Company may seek additional funding through corporate collaborations and other financing vehicles.  There can be no assurance that any such funding will be available to the Company, or if available, that it will be available on acceptable terms.  If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish interests in its properties.  If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of Common Stock.

ITEM 1 B.  Unresolved Staff Comments

Not Applicable to Smaller Reporting Companies.

ITEM 2.  Properties

The Company's executive offices are located at 7721 East Trent Ave., Spokane Valley, Washington.  They are provided on a rent free basis by 7721 E. Trent, LLC, a Washington limited liability company.  The Company expects to enter into a month-to-month tenancy with 7721 E. Trent, LLC, during 2013.  Mr. Wesley Sodorff, a Company director and consultant, owns a fifty percent equity interest in 7721 E. Trent Ave, LLC.  During 2011, our executive offices were located at 3773 West Fifth Ave., Post Falls, ID 83854.

ITEM 3.  Legal Proceedings

There are no legal proceedings pending against the Company to the knowledge of management.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. The Company’s Common Stock was traded on the OTC Bulletin Board (OTC:BB) under the trading symbol "MSOL" and is now under the trading symbol “AWGI”.  The following table sets forth the high and low bid information for the Company’s Common Stock for each quarter within the last two fiscal years.  The prices quoted may or may not reflect actual trades on that day but are based on inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

	2012		2011
Calendar	High	Low	High	Low
First Quarter	$0.15	$0.08	$0.10	$0.10
Second Quarter	0.35	0.13	0.04	0.04
Third Quarter	0.29	0.11	0.08	0.08
Fourth Quarter	0.18	0.09	0.10	0.10

(b) Holders.  The Company has 171 shareholders of record holding common stock.

(c) Dividends. The Company has not paid any cash dividends to date, and has no intention of paying any cash dividends on the Common Stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors and to certain limitations imposed under Nevada law. The timing, amount and form of dividends, if any, will depend upon, among other things, the Company’s results of operations, financial condition, cash requirements, and other factors deemed relevant by the Board of Directors.  The Company intends to retain any future earnings for use in its business.

(d) Securities authorized for issuance under equity compensation plans.

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

The Company’s board of directors approved the adoption of the “2012 Stock Option Plan” on July 10, 2012, pursuant to which the Company may grant stock options to employees and consultants, including directors and officers, from time to time. The Board of directors of the Company reserved 42,500,000 shares of Company Common Stock for issuance pursuant to the exercise of stock options granted under the Plan.  The Company's majority shareholders approved and adopted the 2012 Stock Option Plan on July 10, 2012.

The table includes information as of the end of the most recently completed fiscal year with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	28,689,000	$0.18	16,311,000
Total	28,689,000	$0.18	16,311,000

On July 10, 2012, the company granted Jeff Stockdale 13,742,000 common stock options.

On July 10, 2012, the company granted Jeff Mitchell 14,947,000 common stock options.

The options vest over four (4) years.  On July 10, 2013, one-quarter (25%) of the options will vest.  Thereafter, the options will vest at 6.25% each quarter.  The options have a ten (10) year term.

(e)  Recent Sales of unregistered securities.

During the quarter ended December 31, 2012, the Company sold 3,100,000 common shares resulting from the exercise of 3,100,000 common stock purchase warrants for a total consideration of $188,000.  The common shares were priced at $0.06 per share under the terms of the warrant agreements.

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

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our financial statements audited by MartinelliMick, PLLC., our independent registered public accounting firm and the related notes that are included elsewhere in this report.  This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this report.  See “Cautionary Note Regarding Forward-Looking Statements.”

Forward Looking Statements

Some of the statements contained in this Annual Report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•

our ability to raise capital when needed and on acceptable terms and conditions;

•

our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•

the intensity of competition;

•

general economic conditions; and

•

other factors discussed in Risk Factors.

All forward-looking statements made in connection with this Annual Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Company’s Plans

We began selling the Model 2500 Atmospheric Water Generator in August 2012.  We shipped product to our Philippine distributor.  In 2013, we will initiate product sales to our U.S. distributor.  We intend to follow with the introduction of two commercial products, the WaterPro 100 and 400 in the near future.  Our goal is to generate positive cash flow from product sales to fund operations at the earliest opportunity.

The WaterPro 100 has experienced development delays and may not be introduced for at least another 6 months.  The WaterPro 400 is nearing field trial testing.

We are actively working to develop a global distributor network, focusing on highly qualified companies with a history of business in the drinking water industry.  Currently, we have one distributor in the Southern United States and one in the Philippines.  We are reviewing additional potential distributors.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been negligible.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the year ended December 31, 2012, we had $19,675 in revenue compared with $54,640 for the year ended December 31, 2011.  This revenue was generated from the sale of the G2 product.  The decrease in revenue was attributable to lack of product availability from our manufacturer, inability to ship to the U.S. as the Company waited on the ETL mark certification, and the Company’s focus on resolving intellectual property issues.  We are focusing sales efforts on the Model 2500 product.  Having resolved the ETL mark certification and intellectual property issues subsequent to year-end, the Company anticipates increasing revenue in 2013.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, and legal fees associated with patent maintenance.  For the year ended December 31, 2012, we had $857,090, excluding $612,500 of non-cash amortization associated with stock option compensation, in general and administrative expenses compared to $515,917 in general and administrative expenses for the year ended December 31, 2011.  This increase in general and administrative expenses was primarily the result of increased spending related to research and development, intellectual property and other general and administrative expenses.  The research and development expenses for the years ending December 31, 2012 and December 31, 2011 were $74,634 and $38,205, respectively.  The $36,429 increase was due to additional development work on the Model 2500.  The legal and intellectual property expenses for the years ending December 31, 2012 and December 31, 2011 were $143,469 and $41,536, respectively.  The $101,933 increase was primarily related to acquisition and patent resolution issues.  The consulting and general professional fees expenses for the years ending December 31, 2012 and December 31, 2011 were $493,205 and $321,972, respectively.  The $171,232 increase was primarily related to the consulting contracts with Green Wise Energy and Frontier Mutual.  The accounting and public reporting expenses for the years ending December 31, 2012 and December 31, 2011 were $45,201 and $14,286, respectively.  The $30,915 increase was related to the acquisition and related SEC filings, the SEC comment letter resolution process and on-going quarterly public reporting requirements. The other general and administrative operating costs for the years ending December 31, 2012 and December 31, 2011 were $100,582 and $99,937, respectively.  The $645 increase was related immaterial fluctuations in sales and marketing, benefits, administrative and travel.

The Company reported minimal gross profit since inception on March 18, 2010.  The gross profit was the result of shipping units internationally and miscellaneous parts throughout the world.

Liquidity and Capital Resources

For the year ended December 31, 2012, we funded our operations with debt and equity.  AWGI's funding source was a private placement of equity securities and a loan transaction with Coghlan Family Corporation (CFC) in the amount of $150,000.  As of December 31, 2012, the balance outstanding on this loan is $125,000.

As of December 31, 2012, we had $1,402 cash, total current assets of $164,575, total current liabilities of $466,416 and total stockholders' deficit of $249,544, compared to $439 cash, total current assets of $157,546, total current liabilities of $387,808, and total stockholders' deficit of $194,046 as of December 31, 2011.

The Company experienced negative cash flow used by operations during the fiscal year ended December 31, 2012 of ($727,746) compared to December 31, 2011 of ($598,963).  The Company experienced positive cash flows from investing activities of $141,516 for the year ended December 31, 2012 compared to negative cash flows from investing activity of ($22,875) for the year ended December 31, 2011.  The Company experienced positive cash flows from financing activities of $587,193 for the year ended December 31, 2012 compared to $444,316 for the year ended December 31, 2011.

The Company’s audited financial statements for the year ended December 31, 2012 contain a “going concern” qualification.  As discussed in Note 2 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2012, AWG International Water Corporation has external debt of $145,000, which is comprised of the Coghlan Family Corporation (CFC) debt of $125,000 and The John Hopkins University Applied Physics Laboratory (“JHU/APL”) settlement obligation of $20,000.

The CFC note, which was due on August 1, 2012, was amended.  The rate was reduced from 12% to 9%, the term was extended to May 1, 2013, and CFC agreed to cancel its 150,000 common stock purchase warrants.  The Company agreed to reduce the principal balance outstanding to $100,000 with a principal payment of $25,000.  The Company did not make the $25,000 payment.  On February 1, 2013, the Company agreed to a second amendment which increased the principal balance to $175,000, increased the interest rate to 12%, extended the term of the note to the sooner of May 1, 2014 or the raising of $500,000 in private equity funds, and issued 150,000 common stock purchase warrants with an exercise price of $0.03 per share and an expiration date of three (3) years.

On August 2, 2010, the Company entered into a Mutual Termination Agreement with The John Hopkins University Applied Physics Laboratory (“JHU/APL”) to be released from the terms of a license agreement.  Under the terms of the Mutual Termination Agreement, the Company agreed to pay $20,000 and issue 600,000 restricted common shares, valued at $18,000 to JHU/APL as settlement of all amounts owed, within 20 days of the proposed reverse takeover by AWG International, Inc. as settlement for $131,633 of debt.  As of December 31, 2012, the $20,000 note remained outstanding and the common stock had been issued.  On March 26, 2013, the Company paid the $20,000 note in full.

At December 31, 2012, the Company had 3,300,000 outstanding warrants with an exercise price of $0.06, which if exercised, may contribute upwards of $198,000 to support ongoing capital needs.  The warrants are immediately exercisable at the option of the warrant holders.  The Company cannot be assured that the warrant holders will exercise any warrants.  The warrants are subject to the Company’s call if the stock trades above $0.08 per share subject for five (5) consecutive days based on volume weighted average price.  The Company's right to call the warrants is subject to registering the underlying common shares with the Securities and Exchange Commission.

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months.  Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations.  We anticipate that the Company will need approximately $1,800,000 of additional capital over the next 12 months to execute Management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500 and introduction of additional product models in 2013.

Management makes no assurances that adequate capital resources will be available to support continuing operations over the next 12 months.  Management plans to pursue additional capital funding through multiple sources.  Management believes that the outstanding warrants from the 2012 Private Placement could generate as much as $198,000.  The warrant exercise period was extended to July 16, 2013.  Management is in the process of and plans to raise approximately $1,500,000 in 2013.  Lastly, the Company forecasts cash flow from operations during 2013 that should begin to provide additional capital to support on-going operations.

While no assurances can be given regarding the achievement of future results as actual results may differ materially, management anticipates adequate capital resources to support continuing operations over the next 12 months through the combination of infused capital through exercised warrants, infused capital through non-public private placement, forecasted working capital from operations, and existing cash reserves.

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

At December 31, 2012, the Company had net operating loss carry forwards of approximately ($854,000), which will expire in 2032 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2012, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At December 31, 2012 and December 31, 2011, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of December 31, 2012 and December 31, 2011.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012 and December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 8.   Financial Statements and Supplementary Data

AWG International Water Corporation

(A Development Stage Company)

Consolidated Financial Statements

Year ended December 31, 2012

To the Board of Directors and Shareholders

AWG International Water Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of AWG International Water Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity and deficit and cash flows for the periods then ended, and for the period from March 18, 2010 (inception) to December 31, 2012. AWG International Water Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinions. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AWG International Water Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods then ended and for the period from March 18, 2010 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company has incurred an operating deficit since its inception, is in the development stage and has generated no operating revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MartinelliMick PLLC

Spokane, Washington

April 11, 2013

AWG INTERNATIONAL WATER CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011

ASSETS
Current assets
Cash	$ 1,402	$ 439
Accounts receivable	4,653	-
Deposit on product (Note 5)	119,567	108,448
Inventory (Note 6)	38,953	15,419
Notes receivable	-	30,317
Interest receivable	-	2,923
Total current assets	164,575	157,546

Fixed assets (Note 7)	10,328	-

Other assets
Technology acquisition (Note 2)	41,969	36,216
Total assets	$ 216,872	$ 193,762

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 101,841	$ 105,936
Accrued liabilities (Note 8)	219,575	-
Notes payable (Note 9)	145,000	280,427
Notes payable - related party	-	1,445
Total current liabilities	466,416	387,808

Commitments & contingencies (Note 10)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at December 31, 2012 or December 31, 2011, respectively. (Note 13)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 120,276,375 and 77,863,949 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively. (Note 13)	120,276	77,865
Additional paid-in-capital	2,140,979	706,178
Deficit accumulated during the development stage	(2,510,799)	(978,089)
Total shareholders' deficit	(249,544)	(194,046)
Total liabilities and shareholders' deficit	$ 216,872	$ 193,762

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
For the Year ended December 31, 2012 and 2011 and Accumulated since Date of Inception (March 18, 2010)

			Accumulated from
	Year Ended	Year Ended	March 18, 2010 to
	December 31, 2012	December 31, 2011	December 31, 2012

Sales	$ 19,675	$ 54,640	$ 84,450
Cost of sales	12,846	48,564	77,021

Gross profit	6,829	6,076	7,429

GENERAL & ADMINISTRATIVE EXPENSES
Travel & entertainment	49,904	68,324	154,344
Professional fees	704,729	391,045	1,475,348
Stock option compensation (non-cash)	612,500	-	612,500
Other	102,457	56,548	195,487

Total General & Administrative Expenses	1,469,590	515,917	2,437,679

Operating loss	(1,462,761)	(509,841)	(2,430,250)

OTHER INCOME/(EXPENSE)
Miscellaneous income	26,589	2,996	26,589
Interest income	83	2,986	3,298
Finance charge	(89,106)	(7,214)	(80,906)
Interest expense	(7,515)	(13,945)	(29,530)

Net loss	$ (1,532,710)	$ (525,018)	$ (2,510,799)

Net loss per common share:
Basic and fully diluted	$ (0.02)	$ (0.01)

Weighted average number of common shares:
Basic and fully diluted	97,807,129	77,304,649

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statement of Shareholders' Equity and Deficit

For the periods ended December 31, 2012 and 2011 and Accumulated since Date of Inception (March 18, 2010)

				Deficit
				Accumulated
				During the	Total
			Additional	Development	Shareholders'
	Shares	Amount	Paid-In-Capital	Stage	Deficit

Balance - March 18, 2010	-	$ -	$ -	$ -	$ -
March 18, 2010 - Issuance of common stock - founders	33,576,114	33,576	(33,571)	-	5
March 20, 2010 - Issuance of common stock - acquisition of technology	33,576,114	33,576	2,640	-	36,216
June 7, 2010 - Issuance of common stock - private offering	947,652	948	62,556	-	63,504
December 3, 2010 - Issuance of common stock -compensation	2,014,567	2,015	134,485	-	136,500
December 9, 2010 - Issuance of common stock -private offering	3,690,216	3,690	246,310	-	250,000
Net loss - 2010	-	-	-	(453,071)	(453,071)
Balance - December 31, 2010	73,804,663	73,805	412,420	(453,071)	33,154

February 22, 2011 - Issuance of common stock -warrant exercised	2,548,629	2,549	170,138	-	172,687
March 18, 2011 - Issuance of common stock -private offering	369,002	369	24,631	-	25,000
Acquisition of AWG Int'l Mfg	67	-	22,817	-	22,817
April 6, 2011 - Issuance of common stock -private offering	1,141,588	1,142	76,172	-	77,314
Net loss - 2011	-	-	-	(525,018)	(525,018)
Balance - December 31, 2011	77,863,949	77,865	706,178	(978,089)	(194,046)

March 15, 2012 - Issuance of common stock - private offering	67,151	67	4,483	-	4,550
Shares issued upon recapitalization and recapitalization effect of net assets	37,732,775	37,734	443,477	-	481,211
August 8, 2012 - Shares issued for warrant exercise at $0.06/share	100,000	100	5,900	-	6,000
September 5, 2012 - Shares issued for warrant exercise at $0.06/share	125,000	125	7,375	-	7,500
September 5, 2012 - Shares issued for warrant exercise at $0.06/share	375,000	375	22,125	-	22,500
September 11, 2012 - Shares issued for warrant exercise at $0.06/share	250,000	250	14,750	-	15,000
September 30, 2012 - Shares issued at fair market value to satisfy prior commitments	662,500	663	72,212	-	72,875
Stock Option Amortization	-	-	306,250	-	306,250
Extension of Warrant Expiration Dates	-	-	67,076	-	67,076
October 3, 2012 - Shares issued for warrant exercise at $0.06/share	1,500,000	1,500	88,500	-	90,000
December 6, 2012 - Shares issued for warrant exercise at $0.06/share	1,500,000	1,500	88,500	-	90,000
December 6, 2012 - Shares issued for warrant exercise at $0.06/share	100,000	100	7,900	-	8,000
Stock Option Amortization	-	-	306,250	-	306,250
Round adjustments to reconcile equity	-	(3)	3	-	-
Net loss - 2012	-	-	-	(1,532,710)	(1,532,710)
Balance - December 31, 2012	120,276,375	$ 120,276	$ 2,140,979	$ (2,510,799)	$ (249,544)

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Year ended December 31, 2012 and 2011 and Accumulated since Date of Inception (March 18, 2010)

			Accumulated from
	Year Ended	Year Ended	March 18, 2010 to
	December 31, 2012	December 31, 2011	December 31, 2012

Cash flows from operating activities:
Net loss	$ (1,532,710)	$ (525,018)	$ (2,510,799)
Change in fair value of warrants	67,076	-	67,076
Stock issued for services	12,549	-	149,049
Stock issued for a loss	13,830	-	13,830
Stock based compensation	612,500	-	612,500
Changes in assets and liabilities:
Accounts receivable	(4,653)	-	(4,653)
Deposits	(10,524)	(108,448)	(118,972)
Inventory	(23,534)	(13,979)	(38,953)
Interest receivable	-	(2,923)	(2,923)
Accounts payable	(79,151)	51,405	49,603
Other accruals	216,871	-	216,871

Net cash (used) by operating activities	(727,746)	(598,963)	(1,567,371)

Cash flows from investing activities:
Fixed assets	(10,328)	-	(10,328)
Technology acquisition	(5,753)	-	(5,753)
Notes receivable	-	(22,875)	(30,317)
Cash proceeds from acquisition	157,597	-	157,597

Net cash provided (used) by investing activities	141,516	(22,875)	111,199

Cash flows from financing activities:
Common stock issued for cash	231,000	275,000	819,509
Payments on notes payable	(1,445)	-	(1,445)
Borrowings on notes payable	357,638	176,493	638,065
Notes payable - related party receipts	-	-	8,622
Notes payable - related party payments	-	(7,177)	(7,177)

Net cash provided by financing activities	587,193	444,316	1,457,574

Increase/(Decrease) in cash	963	(177,522)	1,402

Cash, beginning of period	439	177,961	-

Cash, end of period	$ 1,402	$ 439	$ 1,402

Non-cash investing and financing activities:
Capital contribution of notes payable - related party	$ -	$ 22,817	$ 22,817

Supplemental disclosure of cash flow information
Interest paid	$ 14,450	$ 9,969	$ 24,419

The accompanying notes are an integral part of these financial statements

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

AWG International Water Corporation (“AWGI”) designs and sells Atmospheric Water Generation products.  These products harvest water from the humidity in the atmosphere to produce pure drinkable water.  AWGI utilizes contract manufacturers to assemble its products.  The Company markets and sells its products through a network of domestic and international distributors with clearly identified geographic territories.

BASIS OF PRESENTATION:

The accompanying consolidated financial statements of AWG International Water Corporation and its subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America under the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") (See Management Statement regarding Going Concern in Note 3).  In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation.

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

The Company’s business continues to be in the development stage as defined in FASB ASC 915-10-20.  The Company has devoted substantially all of its efforts to business planning and product development.  In the near term, the Company will focus its efforts toward establishing distribution channels and transitioning from development stage to commercialization.

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

C.  Cash and cash equivalents

At December 31, 2012 and December 31, 2011, cash and cash equivalents consisted of checking accounts.

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

D.  Technology Acquisition

The technology supporting the Company’s products (“Technology Acquisition”) was obtained as described below.

Under the terms of the assignment, and subject to one exception discussed below concerning the G2 Assets, the Company owns exclusive and non-exclusive rights to manufacture, market and sell certain products covered under individual patents and/or patents pending.  In return, the persons making the assignment received 500,000 common shares of the Company.  The Company incurred approximately $75,000 of additional costs related to the assignment and patent protection during 2012.

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

During August 2012, information came to our attention which raised questions about the enforceability, validity and scope of protection relating to the Everest Water patents, the Everest Water/Licensee License Agreement and subsequent patent assignments ("G2 Assets") which were associated with the License Agreement.  These questions involve legal issues under the laws of the Commonwealth of the Bahamas.  The Company engaged a Bahamian law firm to provide guidance and advice in regard to the legal questions associated with these G2 Assets. The principal legal issue concerning the enforceability and validity of the G2 asset transfers to AWG involved Everest Waters' ability to deal in its assets when it had been stricken from the Bahamas Companies Registry.  On January 2, 2007, Everest Water had been stricken for failure to pay its annual corporate fees.   Bahamas law prohibits a company from dealing in its assets while stricken.  Therefore, the March 12, 2007 assignment of the G2 patent from Everest International, Ltd. and the April 13, 2010 Everest Water license would be considered invalid until such time as Everest Water is reinstated with the Companies Registry.  Upon reinstatement, all business activity would be restored retroactively, as though Everest had never been stricken. Until such time as Everest Water, Ltd. could be reinstated with the Bahamas Companies Registry, the G2 Asset transfers were to be considered defective and invalid under Bahamian corporate law.

On February 12, 2013, Keith White, through Bahamas legal counsel, caused the reinstatement of Everest Water, Ltd. with the Bahamas Companies Registry.  The Company was notified of the reinstatement on February 13, 2013.

The fact that Everest Water had been stricken from the Bahamas Corporate registry on January 2, 2007 rendered the March 12, 2007 Everest International, Inc. patent assignment to Everest Water and the subsequent April 13, 2010 Everest Water grant of patent license agreement to CanAmera Management invalid, (the “G2 Assets”).  These defects rendered the April 13, 2010 CanAmera Management license agreement assignment to AWG International, Inc. invalid as well.

The recent Everest Water, Ltd. reinstatement has caused the March 12, 2007 assignment of the G2 patent from Everest International, Inc. to Everest Water, Ltd. and the April 13, 2010 Everest Water License Agreement grant to CanAmera Management, Inc. to be deemed restored and validated, retroactively, as though Everest Water had never been stricken from the Registry.

The reinstatement has cured the defect with the CanAmera Management License Agreement assignment to AWG International, Inc.  As a result, AWG International, Inc. is now the assignee of the CanAmera Management license agreement.

On February 14, 2013, AWG, as assignee to the License Agreement, declared Everest Water, Ltd. insolvent under Paragraph VII (c) of the License Agreement.  As a result of this insolvency declaration, AWG took the actions set forth in paragraphs (a) and (b) below and assigned the G2 patent assets as provided for pursuant to  the terms of the License Agreement.  Keith White, individually, as co-inventor, took the action set forth in paragraph (c).

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

(a)

On February 14, 2013, Keith White, on behalf of AWG, executed a Declaration of Assignment whereby the G2 patent assets owned by Everest Water were assigned to AWG.

(b)

On February 14, 2013, AWG assigned the G2 patent assets to the inventors, Rae Anderson and Keith White.

(c)

On February 14, 2013, Keith White, as co-inventor, assigned the G2 patent assets to AWG.

As a result of these assignments, AWG and Rae Anderson each own a one-half undivided interest in the G2 patent assets.

The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US/2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement to the U.S. Patent No. 7,272,947.  These patents are associated with our Model 2500 product.

The costs associated with curing the patent and assignment defects were paid by the Company. However, CanAmera Management had agreed to return for cancellation 355,525 of its Company common shares valued at $47,883, the estimated cost of curing the defects.  The Company had placed an administrative "stop transfer" on the 16,788,057 AWG exchange shares which were issued to CanAmera Management pursuant to the Exchange Agreement, until such time as the Patent and License Agreement matters had been resolved in the Company’s favor.  The Company is satisfied that the matter has been resolved and will now proceed with the issuance of the shares.

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

Long-lived assets of the Company, including Technology Acquisition, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.  See discussion Note 2(I), Impairment of Long-Lived Assets.

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

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

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

At December 31, 2012 and December 31, 2011, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

I.  Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed at least annually for impairment or when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of December 31, 2012 and 2011.

J.  Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012 and 2011.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:  Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities; and

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2012 or 2011.  The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2012 or 2011.

K.  Impact of New Accounting Standards

In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS).  The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  The Company has determined that there is no material impact on the financial statement from this guidance.

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

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

NOTE 3:  GOING CONCERN UNCERTAINTIES

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

NOTE 4:  BUSINESS COMBINATION

On July 10, 2012, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") by and among AWG International Water Corporation and AWG International, Inc.  On July 10, 2012, AWG International Water Corporation acquired AWG International, Inc. (the “Business Combination”), which became a wholly owned subsidiary of AWG International Water Corporation.

AWG International Water Corporation incorporated on December 19, 2005, under the laws of the State of Nevada, and is headquartered in Spokane Valley, Washington.  The Company’s previous name was MIP Solutions, Inc.  This company was considered a shell company prior to the Business Combination.

AWG International, Inc. was incorporated on March 18, 2010, under the laws of the State of Nevada, and is headquartered in Spokane Valley, Washington.  This company is in the business of developing, patenting and marketing devices that harvest water from the atmosphere.

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

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

The shares of AWG International Water Corporation’s common stock issued to the former holders of AWG International, Inc.’s common stock in connection with the Business Combination, and the shares of the Company's common stock and warrants issued in the Private Placement, were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D Rule 506 promulgated under that section, which exempts transactions by an issuer not involving a public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares display a legend stating the restrictions applicable to such shares.

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

NOTE 5:  DEPOSITS ON PRODUCT

At December 31, 2012 and December 31, 2011, there was a balance of $119,567 and $108,448, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 6:  INVENTORY

At December 31, 2012 and December 31, 2011, the Inventory balance was $38,953 and $15,419, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company maintains an inventory of filters and coil coating materials that are used both in the manufacture of new units and as replacements in previously sold units.  The change in the inventory is a result of reclassification of the coil coating materials inventory which was purchased in 2011 and recorded as a deposit on product.

NOTE 7:  FIXED ASSETS

At December 31, 2012, the net Fixed Asset balance was $10,328.  The Company purchased several demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of December 31, 2012, the Company has recognized $383 of accumulated depreciation.

NOTE 8:  ACCRUED LIABILITIES

At December 31, 2012, the Accrued liabilities balance was $219,575.  As part of the separation with a former officer in June 2012, the Company agreed to a severance payment of $22,500, of which $7,500 remained outstanding at December 31, 2012.  The Company incurred consulting services associated with the technical research and testing of its products in the amount of $102,075 with Green Wise Energy, which the Company intends to satisfy by issuing Company stock to Green Wise Energy.  The Company received $40,000 of customer deposits.  The Company incurred $55,000 of unpaid investor relations fees with Frontier Mutual, LLC and $10,000 of unpaid accounting fees with a consultant.  Additionally, the Company owes $5,000, which is due on or before June 1, 2013, for maintaining exclusive industry rights with one of its critical vendors.  See discussion Note 10 – Commitments and Contingencies and Note 15 – Subsequent Events.

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

NOTE 9:  NOTES PAYABLE

At December 31, 2012, the Notes payable balance was $145,000.  The balance is comprised of $20,000 due John Hopkins University and a $125,000 note payable with the Coghlan Family Corporation.

On August 2, 2010, the Company entered into a Mutual Termination Agreement with The John Hopkins University Applied Physics Laboratory (“JHU/APL”) to be released from the terms of a license agreement.  Under the terms of the Mutual Termination Agreement, the Company agreed to pay $20,000 and issue 600,000 restricted common shares, valued at $18,000 to JHU/APL as settlement of all amounts owed, within 20 days of the proposed reverse takeover by AWG International, Inc. as settlement for $131,633 of debt.  As of December 31, 2012, the $20,000 payable remains outstanding and the common stock has been issued.  The Company intends to cure this payment default by making full payment at the earliest time possible.  This note does not bear interest. See discussion Note 15 – Subsequent Events.

On September 29, 2011, the Company borrowed $150,000 from Coghlan Family Corporation (“CFC”) evidenced by a security agreement, warrant agreement and a six-month promissory note bearing interest at the rate of twelve percent (12%) interest.  The warrant agreement permitted CFC to purchase 150,000 common shares at $0.06 with an expiration date of October 1, 2016.  The value ascribed to these warrants of $4,500 was recorded in shareholder’s equity.  The debt discount was expensed.  On June 25, 2012, the security agreement was terminated and the note was extended to August 1, 2012.  During the fourth quarter of 2011, the Company paid a principal reduction payment of $25,000 on this note balance.  On August 1, 2012, the Company and CFC agreed to extend the note’s term to May 1, 2013.  CFC agreed to reduce the interest rate from 12% to 9% per annum and to cancel and return the 150,000 common stock purchase warrants.  The Company agreed to a principal reduction payment of $25,000 to bring the outstanding principal balance to $100,000.  The Company did not make the $25,000 payment.  On February 1, 2013, the Company agreed to a second amendment which increased the principal balance to $175,000, increased the interest rate to 12%, extended the term of the note to the sooner of May 1, 2014 or the raising of $500,000 in private equity funds, and issued 150,000 common stock purchase warrants with an exercise price of $0.03 per share and an expiration date of three (3) years.  There were no monetary fees for this amendment.  At December 31, 2012, all interest was paid in full. See discussion Note 15 – Subsequent Events.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

On June 15, 2010, the Company entered into a memorandum of understanding to design a custom electrical switching technology in atmospheric water generation applications.  This  memorandum of understanding was replaced with an agreement dated March 25, 2011.  During the term of the new agreement, the Company secured the rights to the custom technology for atmospheric water generation applications.  The agreement terminated on the earlier of: (i) the execution of a definitive agreement, (ii) 30 days after reaching the “Quotation Milestones” if a definitive agreement has not been reached, or (iii) 5/15/12.  No definitive agreement was executed, nor were any quotation milestones reached, therefore, the Agreement expired on May 15, 2012.

On July 29, 2010, the Company entered into a memorandum of understanding to acquire the exclusive rights to utilize a proprietary coating technology in atmospheric water generation applications.  Subsequently, the July 29, 2010 memorandum of understanding was replaced on June 17, 2011.  Under the terms of the agreement, the Company secured the exclusive rights to the coating technology for atmospheric water generation applications.  The term of the agreement is three years and, unless terminated, shall automatically renew for an additional three years on each three year anniversary.  The agreement called for the payment of a license and exclusivity fee of $10,000 in two payments of $5,000 each.  The first payment has been paid.  Effective September 30, 2012, the parties entered into an amendment to the original agreement in which both parties acknowledged there had been no breaches of the original agreement, the remaining $5,000 payment is due on or before June 1, 2013, and all previous and/or future minimum purchase requirements were waived.  The Company has accrued the $5,000 in Accrued liabilities for this obligation.  See discussion Note 8 – Accrued Liabilities.

On September 1, 2011, the Company entered into a 16 month independent contractor consulting agreement with Green Wise Energy (“GWE”) to provide services at rate equivalency of $50.00 per hour.  The Company may pay GWE in the form of cash or stock.  See discussion Note 8 – Accrued Liabilities.

On October 14, 2011, the Company entered into a joint development agreement for the development of a custom, exclusive bacteria static cartridge for new residential/commercial applications.  The budget for this project is $36,851, which the Company agreed to fund.  To date, the expenditures on this development project have totaled $29,238, of which the Company currently owes $14,146.

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

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

The principal legal issue concerning the enforceability and validity of the G2 asset transfers to AWG International, Inc. involved Everest Waters' ability to deal in its assets when it had been stricken from the Bahamas Companies Registry, (the Everest Water Matter").  On January 2, 2007, Everest Water had been stricken for failure to pay its annual corporate fees.   Bahamas statute law prohibits a company from dealing in its assets while stricken from the Registry.  Therefore, the March 12, 2007 assignment of the G2 patent from Everest International, Ltd. and the April 13, 2010 Everest Water license would be considered invalid until such time as Everest Water, Ltd. is reinstated with the Companies Registry.   CanAmera Management was originally issued 250,000 shares of AWG International, Inc. common stock as consideration for assigning the Everest Water/CanAmera License Agreement to the Company.  These shares were exchanged for 16,788,057 shares of Company stock under the terms of the July 10, 2012 Exchange Agreement.   As a result of this defective assignment, the Company has placed an administrative "Stop Transfer" order on the shares until such time as the defect is cured in AWG International, Inc.’s favor.

On February 12, 2013, Keith White, through Bahamas legal counsel, caused the reinstatement of Everest Water, Ltd. with the Bahamas Companies Registry.  The Company was notified of the reinstatement on February 13, 2013.

The fact that Everest Water had been stricken from the Bahamas Corporate registry on January 2, 2007 rendered the March 12, 2007 Everest International, Inc. patent assignment to Everest Water and the subsequent April 13, 2010 Everest Water grant of patent license agreement to CanAmera Management invalid, (the “G2 Assets”).  These defects rendered the April 13, 2010 CanAmera Management license agreement assignment to AWG International, Inc. invalid as well.

The recent Everest Water, Ltd. reinstatement has caused the March 12, 2007 assignment of the G2 patent from Everest International, Inc. to Everest Water, Ltd. and the April 13, 2010 Everest Water License Agreement grant to CanAmera Management, Inc. to be deemed restored and validated, retroactively, as though Everest Water had never been stricken from the Registry.

The reinstatement has cured the defect with the CanAmera Management License Agreement assignment to AWG International, Inc.  As a result, AWG International, Inc. is now the assignee of the CanAmera Management license agreement.

On February 14, 2013, AWG International, Inc., as assignee to the License Agreement, had declared Everest Water, Ltd. insolvent under Paragraph VII (c) of the License Agreement.  As a result of this insolvency declaration, AWG International, Inc. took the actions set forth in paragraphs (a) and (b) below and assigned the G2 patent assets as provided for pursuant to  the terms of the License Agreement.   Keith White, individually, as co-inventor, took the action set forth in paragraph (c).

(a)

On February 14, 2013, Keith White, on behalf of AWG International, Inc., executed a Declaration of Assignment whereby the G2 patent assets owned by Everest Water were assigned to AWG International, Inc.

(b)

On February 14, 2013, AWG International, Inc. assigned the G2 patent assets to the inventors, Rae Anderson and Keith White.

(c)

On February 14, 2013, Keith White, as co-inventor, assigned the G2 patent assets to AWG International, Inc.

As a result of these assignments, AWG International, Inc. and Rae Anderson each own a one-half undivided interest in the G2 patent assets.

The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US/2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement to the U.S. Patent No. 7,272,947 patent.  These patents are associated with our Model 2500 product.

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

The costs associated with curing the patent and assignment defects were paid by the Company. However, CanAmera Management had agreed to return for cancellation 355,525 of its Company common shares valued at $47,883, the estimated cost of curing the defects.  The Company had placed an administrative "stop transfer" on the 16,788,057 AWG exchange shares which were issued to CanAmera Management pursuant to the Exchange Agreement, until such time as the Patent and License Agreement matters had been resolved in the Company’s favor.  The Company is satisfied that the matter has been resolved and will now proceed with the issuance of the shares.

NOTE 11:  RELATED PARTY TRANSACTIONS

The technology behind the Company’s products, (“Technology Acquisition”) was acquired through an exclusive Irrevocable Patent Assignment.  See discussion Note 2(D) – Technology Acquisition, Note 10 – Commitments and Contingencies and Note 15 – Subsequent Events.

On April 1, 2011, the Company acquired AWG International Manufacturing Ltd., from the Company’s Chief Executive Officer by purchasing the one share issued and outstanding in AWG International Manufacturing Ltd. in exchange for one share of the Company’s common stock.  The Company controls AWG International Manufacturing Ltd., a non-operating subsidiary which has no value attributed to it and as such the financial statements are not considered to be consolidated.  See discussion Note 13 – Common Stock.

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

2013	$ 1,225,000
2014	$ 1,225,000
2015	$ 1,225,000
2016	$ 612,500

The Company expensed $612,500 during the year ended December 31, 2012.

The Company used the Black-Scholes option price calculation to value the options using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; actual term of 6.11 years.

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

NOTE 12:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the years ending December 31, 2012 and December 31, 2011, respectively:

	December 31, 2012	December 31, 2011
Warrants outstanding at beginning of period	12,650,000	-
Issued	-	12,650,000
Cancelled	(150,000)	-
Exercised	(9,200,000)	-
Warrants outstanding at end of period	3,300,000	12,650,000

A detail of warrants outstanding on December 31, 2012 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.06 per share	3,300,000	July 16, 2013

The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.

The warrants originally had a rolling one-year exercise period based on the subscriber’s purchase dates.  The Company has not called the warrants because a registration statement registering the underlying common stock had not been filed.  On September 11, 2012, the Company extended the exercise dates on all outstanding warrants to July 16, 2013.   As a result of extending the exercise dates, the Company recognized a $67,076 finance charge on its Statement of Operations which is offset to Additional Paid in Capital on the Balance Sheet for the difference in the market value of the underlying common stock as of the extension date.

NOTE 13:  COMMON STOCK

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

December 31, 2012
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	120,276,375 common shares

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

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

On October 3, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 1,500,000 common shares at $0.06 per share.

On December 6, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 1,500,000 common shares at $0.06 per share.

As of December 31, 2012, there were 3,300,000 common stock purchase warrants outstanding.  The common stock purchase warrants are exercisable at six cents ($0.06) per share.  The common stock purchase warrants are subject to the Company’s call if the stock trades above eight cents ($0.08) per share for 5 consecutive days and there is an effective registration statement registering the common stock underlying the warrants.

On June 12, 2012, AWG International Water Corporation filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada changing its name from MIP Solutions, Inc. to AWG International Water Corporation and increasing the Capital Stock to consist of 500,000,000 shares of common stock, $0.001 par value and 100,000,000 of preferred stock, $0.001 par value.

NOTE 14:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At December 31, 2012 and December 31, 2011, AWG International Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $854,000 and $333,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $2,511,000, which expire in the year 2032.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $854,000 and $333,000 has been established at December 31, 2012 and December 31, 2011, respectively.

The significant components of the Company’s net deferred tax assets at December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012	December 31, 2011
Net operating loss carry forwards	$2,511,000	$978,000
Deferred tax asset	854,000	333,000
Deferred tax asset valuation allowance	(854,000)	(333,000)
Net deferred tax asset	$-	$-

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

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

The accounting for the tax benefits of acquired deductible temporary differences and net operating loss carry-forwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisition, will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisition. Any remaining benefits would be recognized as a reduction of income tax expense in future periods.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2012, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2012 or December 31, 2011, and has not recognized interest and/or penalties in the statement of operations for the years ending December 31, 2012 and 2011.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2007.  The Company has not filed its federal or state tax returns.  The Company is working towards resolving these delinquencies.

NOTE 15:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to December 31, 2012, identifying those that are required to be disclosed as follows:

On February 1, 2013, the Company agreed with Coghlan Family Corporation (“CFC”) to a second amendment to the promissory note which increased the principal balance to $175,000, increased the interest rate to 12%, extended the term of the note to the sooner of May 1, 2014 or the raising of $500,000 in private equity funds, and issued 150,000 common stock purchase warrants with an exercise price of $0.03 per share and expiration date of three (3) years. There were no monetary fees for these extensions.  See discussion Note 9 – Notes Payable.

On February 5, 2013, the Company entered into a new Consulting Agreement with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff’s family members commencing on February 1, 2013.  The compensation under this agreement provides for the payment of $10,000 per month, commission of 2% and 1% of Gross Margin resulting from Sales generated by Frontier Mutual, LLC during years 1 and 2, respectively, issuance of 1,500,000 common stock purchase warrants that vest on February 1, 2014 with an exercise price of $0.03 per share and expiration date of three (3) years after vesting, and issuance of 1,000,000 common stock purchase warrants that vest on a prorated basis of Frontier Mutual LLC achieving $1,000,000 of fully collected Sales at a minimum Gross Margin of 35% with an exercise price of $0.03 per share and expiration date of three (3) years after vesting.  The Consulting Agreement expires on January 31, 2014.

On February 12, 2013, Keith White, through Bahamas legal counsel, caused the reinstatement of Everest Water, Ltd. with the Bahamas Companies Registry.  The Company was notified of the reinstatement on February 13, 2013.  On February 14, 2013, additional assignments were executed bringing this matter to closure.  The Company is satisfied that this matter has been resolved.  See discussion Note 2(D) – Technology Acquisition, and Note 10 – Commitments and Contingencies.

AWG International Water Corporation

Notes to Financial Statements

December 31, 2012

On February 20, 2013, the Company entered into a Stock Cancellation Agreement with CanAmera Management, Inc., which is owned by Keith White (52.5%) and Robb Perkinson (47.5%), both Affiliates of the Company.  In connection with the Company’s February 2013 private placement transaction, CanAmera Management, Inc. agreed to cancel 18,307,692 common shares.  CanAmera Management, Inc. cancelled 355,575 of the common shares as reimbursement of $47,883 of expenses incurred by the Company to resolve the Everest Water patent assignment.  CanAmera Management, Inc. cancelled the additional 17,952,117 to provide an appropriate pre-financing capital structure for the Company. This facilitates the Company proceeding with a non-public, private placement offering to raise approximately $1,500,000 from accredited investors through a non-dilutive offering.

In February 2013, the Company began a non-public, private placement offering under Regulation D paragraph 506 to raise approximately $1,500,000 from accredited investors.  The offering is limited to investors with whom the Company’s management has substantive and pre-existing relationships.  The offering consists of 15,000,000 common shares of stock to be offered to accredited investors at $0.10 per share.  As of April 10, 2013, the Company had raised $250,000 from the issuance of 2,500,000 common shares under this offering.

On March 20, 2013, the holders of Common Stock Purchase Warrants exercised for the purchase of 400,000 common shares at $0.06 per share.

On March 26, 2013, the Company paid $20,000 to the John Hopkins University as full satisfaction of the Mutual Termination Agreement with The John Hopkins University Applied Physics Laboratory (“JHU/APL”).  See discussion Note 9 – Notes Payable.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of December 31, 2012, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

*

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

*

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

*

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the change in control which took place on July 10, 2012, management began to develop disclosure controls and procedures which it believes will result in the recording, processing, summarizing and reporting material information in a timely fashion.  Prior to the change in control, the Company did not have sufficient staffing capabilities to assure that the annual report for the year ending December 31, 2011 was timely filed.  The Company believes it is now sufficiently staffed with qualified employees.

The material weaknesses as identified by management prior to July 10, 2012 are disclosed below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  Accordingly, we have determined that this control deficiency constitutes a material weakness.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on individuals to fill multiple roles and responsibilities.  Our failure to segregate duties has been a material weakness since inception through this annual report.

Sufficiency of Accounting Resources. The Company has limited accounting personnel to prepare its financial statements. The insufficiency of our accounting resources has been a material weakness since inception through July 10, 2012.  As a result of the material weaknesses in internal control over financial reporting described herein, the Company’s management has concluded that, prior to July 10, 2012, the Company’s internal control over financial reporting was not effective.  However, as a result of changes implemented since July 10, 2012, management has concluded that, as of December 31, 2012, the Company's internal control over financial reporting is effective.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2012, there have been changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We added additional directors and hired more experienced management.  We believe these changes have resulted in the segregation of duties for the executive officer positions including adding a principal financial officer with public accounting experience.

ITEM 9B.  Other Information

None

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of the date of this Annual Report:

Name	Age	Position(s)	Term of Officers (Directors)

Keith White	52	Chief Executive Officer	Annual Meeting
		Chief Technology Officer , Director

Jeff Stockdale	51	President, Chief Operating Officer, Director	Annual Meeting

Jeff Mitchell	46	Chief Financial Officer, Secretary	Annual Meeting
Robb Perkinson	59	Director	Annual Meeting

Except as set forth in the brief account of business experience below, none of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years and that is material to the evaluation of the ability or integrity of any of the Company’s directors, director nominees or executive officers.

Business Experience of Directors and Executive Officers

Keith White is the Chief Executive and Technology Officer and a member of the board of directors of the Company.  He is a co-founder of AWG International, Inc. which was formed in March 2010.

During the past 12 years, Mr. White has designed and developed a number of air-to-water appliances and has gained extensive expertise in the technology.  Additionally, Mr. White’s efforts have resulted in a number of patents and patent applications for air-to-water devices.  Mr. White has worked with a number of different manufacturers and suppliers to develop and deliver cost effective and reliable designs for atmospheric water generators ranging from personal/residential use equipment to commercial equipment.

From January, 2008 to November 2009, Mr. White was a Project Manager for Ocean Park Mechanical, Ltd.  From August 2006 to February 2008, Mr. White constructed a private residence.  We believe that Mr. White's specific experience with air-to-water machine development and related business development qualifies him to lead the company as a member of our board of directors.

Jeff Stockdale is the President, Chief Operating Officer and a member of the board of directors.  Mr. Stockdale holds a Bachelor of Science Degree in Electrical Engineering from Washington State University.

From March 2008 to April 2012, Mr. Stockdale was the Vice President of Hardware Systems for Isilon Systems of Seattle, a leading supplier of Network Attached Storage Devices, now a subsidiary of EMC Corporation of Hopkinton, MA.  During his tenure at Isilon, Mr. Stockdale served as Vice-President of Hardware Systems.  He was responsible for development and delivery of all hardware platforms for Isilon including firmware and manufacturing related test tools.  He was responsible for all hardware related efforts at Isilon, a leader in scale-out Network Attached Storage solutions.  Hardware included platform design, delivery, and support including chassis design, electrical design, manufacturing test environment, diagnostics and utilities.  His team designed and delivered world class storage platforms that lead the industry in performance and scalability.  Isilon was acquired by EMC for $2.25 Billion in 2011.

From August 2006 to March 2008, Mr. Stockdale was General Manager for Lockdown Networks of Seattle, Washington, a startup company in the Network Security sector, serving as General Manager of Platforms and also had responsibility for manufacturing operations.  He was responsible for all aspects of the hardware platforms that Lockdown delivered including specifications, vendor selection, customization, branding implementation, regulatory compliance, cost/margin tracking and improvement, manufacturing test, manufacturing, and fulfillment.  He was also responsible for inventory management driven by sales forecast, minimizing inventory on hand, maximizing inventory turns and ensuring reliable product delivery within 24 hours of Sales Order receipt.  We believe that Mr. Stockdale's business and engineering experience and management attributes qualifies him to be a member of our Board of Directors.

Jeff Mitchell is the Chief Financial Officer of AWG International Water Corp. and Secretary.  He joined the Company in early 2012.  Mr. Mitchell has over 20 years of financial management experience in small, medium and major U.S. and International companies with markets in the U.S., Canada, Mexico, South America and Japan.  His has contributed to the development and growth of many companies.  Mr. Mitchell’s educational background includes a B.S. degree in Accounting from the University of Utah.

From September 2010 to February 2012, Mr. Mitchell served as Chief Financial Officer of Command Center Inc. (publicly traded – “CCNI”), a national provider of day labor staffing.  He was responsible for administration of SEC reporting, financial reporting & compliance, accounting/auditing, finance, tax, risk management, payroll and benefits.  During his tenure, Command achieved double digit revenue growth and improved financial metrics, including material improvements in its workers compensation insurance program and SG&A expenses.  He served as both an officer and director.

From September 2005 to September 2010, Mr. Mitchell served as Chief Financial Officer of Select Staffing, a privately held national staffing firm.  The company grew revenue from $400MM to $1.7+MM through consistent organic growth and strategic acquisition effort.  He assembled a high-performing team capable of handling all financial functions of a multi-billion dollar revenue company, including: financial reporting, general ledger, business development & analysis, tax, payroll, treasury, credit & collection, risk management, and information systems & technology.  Over these 5 years, he and his team evaluated over 100 acquisition targets, successfully acquiring 40+ companies with aggregate revenue of nearly $1.4B.  The accounting team was instrumental in not only the financial modeling and evaluation of each prospect, but in identifying synergies, negotiating purchase price and eventually integrating the acquisitions.  This experience developed great business analysis expertise as well as, exposure to major credit markets and lenders, raising nearly $950MM in syndicated debt.  During the final year of his employment, the company was working towards SOX compliance and successfully filed a Proxy filing with the SEC.  He served as Secretary and Chief Financial Officer of the parent company, Koosharem Corp. and all subsidiaries, totaling approximately 20 companies.

Robb Perkinson is a co-founder of AWG International, Inc., served as AWG International’s President and is a member of the Board of Directors. Between 1997 and 2007, Mr. Perkinson worked for various corporate entities as a business development consultant.  In 2007, he worked for Everest Water, Ltd., a company involved in the air-to-water business.  In 2009, he worked for AWG International Manufacturing in business development.  From 2010, he and Mr. White organized AWG International, Inc., a Nevada corporation.  Mr. Perkinson has served as President, Secretary and as a member of AWG International's board of directors.  We believe that Mr. Perkinson's experience with air-to-water business and his prior business development work with Everest Water, qualifies him to be a member of our board of directors.

Significant Employee:

Wesley Sodorff

The Company engaged Wesley Sodorff, age 64, acting through his limited liability companies, as an independent non-employee contactor, under the terms of Financial Advisory Agreements, to assist with the identification and selection of a suitable business combination candidate which principally includes due diligence and accounting review related to the proposed AWG International, subject, board approval, the completion of our due diligence review and  completion of AWG's audited financial statements.

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

Mr. Sodorff serves as a key financial adviser to the Company.  Mr. Sodorff had been charged with the responsibility to advise the Company on business development, corporate finance, due diligence and financial accounting matters.  He supervised the Company's accountant.  Mr. Sodorff owns 411,801 shares of the Company's common stock.

Mr. Sodorff was initially engaged by the Company on October 18, 2010 under the terms of a Financial Advisory Agreement whereby he would, among other things, advise the Company in regard to the proposed AWG International, Inc. business combination which the company had announced in June 2010.  Mr. Sodorff was paid a stock fee of 1,200,000 common shares for his assistance.  The agreement expired December 31, 2010.

On October 1, 2011, the Company entered into a new Financial Advisory Agreement with 7721 E. Trent, LLC, a company managed by Mr. Sodorff.  The Agreement provided for Mr. Sodorff to continue providing assistance to the Company in regard to the proposed AWG transaction including financial structuring and accounting advice.  The compensation under the October 2011 agreement was $10,000 per month.  The term of the Agreement was three months and expired December 31, 2011.  7721 E. Trent, LLC was paid $20,000 for services rendered to the Company during the term of this Agreement.  The $10,000 balance was paid in January 2012.

On January 1, 2012, a new Financial Advisory Agreement was entered into with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff’s family.  The compensation under the January 2012 Agreement provides for the payment of $10,000 per month commencing on February 1, 2012.  The Agreement expired December 31, 2012.

Mr. Sodorff, through his limited liability company, 7721 E. Trent, LLC, has provided business planning advice to AWG International, Inc.   For that advice, during 2010, AWG compensated 7721 E. Trent, LLC with the payment of thirty thousand ($30,000) AWG International, Inc. common shares.

Effective, July 10, 2012, we believe it is no longer necessary or appropriate to identify Mr. Sodorff as a "significant employee" because a new management team was appointed to manage the Company.

Shareholder Communications

Company shareholders who wish to communicate with the Board of Directors or an individual director may write to AWG International Water Corporation's offices located at 7721 East Trent Ave., Spokane Valley, WA 99212.  Your letter should indicate that you are a shareholder and whether you own your shares in street name.  Letters received will be retained until the next Board meeting when they will be available to the addressed director.  Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment.  There is no assurance that all communications will receive a response.

Reports to Shareholders

We intend to voluntarily send annual reports to our shareholders, which will include audited financial statements.  We are a reporting company, and file reports with the Securities and Exchange Commission (SEC), including this Form 10-K as well as other reports on Form 8-K and quarterly reports on Form 10-Q.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F St., NE., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically.  The address of that site is http://www.sec.gov.

Conflict of Interest Policy

Our policy was established to guard against any potential conflicts of interest.  As the Company grows it will be the job of the audit committee to decide if additional controls need to be put in place.

Code of Ethics

On April 20, 2012, the board of directors adopted a Code of Ethical Conduct.  The Code of Ethical Conduct was filed as Exhibit 14 to Form 10-K on May 10, 2012.

Meetings and Committees of the Board Of Directors

We presently have no formal independent Board committees.  Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee.  The members of the Board of Directors performing these functions as of December 31, 2012 are Keith White, Robb Perkinson, and Jeff Stockdale.

Compensation Committee

The Board of Directors, in its Compensation Committee role, will be responsible for recommendations to the Board of Directors respecting the compensation of our named executive officers.

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

ITEM 11.  Executive Compensation

On July 10, 2012, the board of directors authorized the payment of salaries to named executive officers.   Their initial base compensation is $120,000 annually.  The board of directors plans to propose an incentive compensation plan based on achievement milestones and intends to provide additional base compensation up to $175,000 and $250,000 respectively in the future to the named executive officers.  The $120,000 base executive compensation was effective July 10, 2012.

Name							Nonqualified
And						Non-Equity	Deferred	All
Principal				Stock	Option	Incentive Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Keith White, CEO, CTO	2012	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
	2011	90,000	-0-	-0-	-0-	-0-	-0-	-0-	90,000

Jeff Stockdale, COO, Pres.	2012	60,000	-0-	-0-	293,387	-0-	-0-	-0-	353,387
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jeff Mitchell, CFO, Sec.	2012	60,000	-0-	-0-	319,113	-0-	-0-	29,000	408,113
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wesley Sodorff, Significant Emp.	2012	-0-	-0-	-0-	-0-	-0-	-0-	120,000	120,000
	2011	-0-	-0-	-0-	-0-	-0-	-0-	30,000	30,000

(1)

This amount represents the prorated allocation of the non-cash expense associated with the valuation of the issuance of 28,689,000 stock options granted to Jeff Stockdale and Jeff Mitchell using the Black Scholes model.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year term vesting term of the options.  The corresponding amount will be allocated to the recipients over the same 4-year term.

Discussion, Analysis and Overview of Compensation Program

Compensation Philosophy:  Our general compensation philosophy will be designed to link an employee’s total cash compensation with our performance, the employee’s department goals and individual performance.  Given our limited operations and limited capital resources, we are subject to various financial restraints in our compensation practices.  As an employee’s level of responsibility increases, there will be a more significant level of variability and compensation at risk.  By linking incentive compensation to the performance of the Company, we believe that it will create an environment in which our employees will be stakeholders in our success and, thus, benefit all shareholders.  As the Company moves from a development stage company to a revenue generating company we plan to bring on employees and develop written employee compensation guidelines.

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

In making compensation decisions, the board of directors, in its compensation committee role, will compare each element of total compensation against companies referred to as a “compensation peer group.”  The compensation peer group will be a group of companies that the compensation committee will select from readily available information about small companies engaged in similar businesses and with similar resources.  As the Company moves from a development stage company to a revenue generating company we plan to bring develop written executive compensation guidelines.

Outstanding Equity Awards at Fiscal Year End

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

Option Awards

Name	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Jeff Stockdale Chief Operating Officer, President	13,742,000	$ 0.18/share	7/9/22
Jeff Mitchell Chief Financial Officer, Secretary	14,947,000	$ 0.18/share	7/9/22

Grants of Plan-Based Awards

On July 10, 2012, the board of directors authorized the issuance of 13,742,000 common stock options to Jeff Stockdale, the Company's President and Chief Operating Officer and 14,947,000 common stock options to Jeff Mitchell, the Company's Chief Financial Officer and Secretary.

The options vest over four (4) years.  On July 10, 2013, one-quarter (25%) of the options will vest.  Thereafter, the options will vest at 6.25% each quarter.  The options have a ten (10) year term.

Using the Black Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 28,689,000 stock options to some of its executive management team members as approximately $4,900,000.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year term vesting term of the options.  The estimated annual expense to the Company associated with these options is:

2012 $ 612,500
2013 $1,225,000
2014 $1,225,000
2015 $1,225,000
2016 $ 612,500

Employment Agreements

The Company currently has no employment agreements with any named executive officer. The Company intends to offer employment agreements to its named executive officers in the near future.   The Company had engaged two independent contractors for services, whose agreements had expired as of December 31, 2012.

The Company had entered into a Financial Advisory Agreements with Mr. Wesley Sodorff's companies, Frontier Mutual, LLC and 7721 E. Trent, LLC to provide financial advisory and accounting assistance to the Company.  Mr. Sodorff's duties include providing assistance in regard to "due diligence" review and other aspects of the Company's responsibilities in regard to the prospective business combination transaction with AWG International, Inc.

On or about, October 1, 2011, the Company implemented a month to month consulting agreement with Ruby Nee, an independent contractor, at the rate of $1,000 per month for ten (10) months for accounting services.  As of December 31, 2012, the Company had accrued $10,000 for these services.

DIRECTOR COMPENSATION

The Table below summarizes all compensation paid to our directors as of December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robb Perkinson	-0-	-0-	-0-	-0-	-0-	22,500 (1)	22,500

(1)

During 2012, $15,000 of this amount was paid.  The remaining $7,500 was accrued at December 31, 2012 and subsequently paid during first quarter 2013.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.  Under these rules, person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

This table is based upon information derived from our stock records.  We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 120,276,375 shares of common stock outstanding as of December 31, 2012.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of warrants and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2012.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a)   Name of Beneficial Owner of Certain Beneficial Owners

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class
Keith White	(2)	48,517,552 (3),(5)	32.51%
Robb Perkinson	(2)	46,517,017 (4),(5)	31.17%
CanAmera Management, Inc.	Orilla & Guardia, Obarrio, Torre ada Technologies Piso 7, Panama City, Panama	33,576,114 (4)	29.03%
Genesis Financial, Inc.	3773 W. 5th Avenue Post Falls, Idaho 83854	7,380,433 (6)	6.14%

(1)

The class is common stock.

(2)

Address is 7721 East Trent Ave., Spokane Valley, WA 99212

(3)

Includes 33,576,114 shares owned by CanAmera Management, Inc.  Keith White has shared voting and dispositive control over CanAmera Management, Inc.  Mr. White disclaims beneficial ownership of the shares.

(4)

Includes 33,576,114 shares owned by CanAmera Management, Inc.  Robb Perkinson has shared voting and dispositive authority over the shares.  Mr. Perkinson disclaims beneficial ownership of the shares.

(5)

CanAmera Management, Inc. is a Panamanian corporation.  Messrs. White and Perkinson have shared voting and dispositive control over CanAmera Management, Inc.

(6)

The Board of Directors of Genesis Financial, Inc. has voting and dispositive control over these shares.

(b)   Security Ownership of Management.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class
Keith White	(2)	48,517,552 (3)	32.51%
Jeff Stockdale	(2)	2,840,000	2.46%
Jeff Mitchell	(2)	1,635,000 (4)	1.41%
Robb Perkinson	(2)	46,517,017 (5),(6)	31.17%
Total		65,933,455	57.00%

(1)

The class is common stock.

(2)

Address is 7721 East Trent Ave., Spokane Valley, WA 99212

(3)

Includes 33,576,114 shares owned by CanAmera Management, Inc.  Keith White has shared voting and dispositive control over CanAmera Management, Inc.  Mr. White disclaims beneficial ownership of the shares.

(4)

Includes 787,500 common shares underlying a common stock purchase warrant which are immediately exercisable at $0.06 per share.

(5)

Includes 33,576,114 shares owned by CanAmera Management, Inc.  Robb Perkinson has shared voting and dispositive authority over the shares.  Mr. Perkinson disclaims beneficial ownership of the shares.

(6)

CanAmera Management, Inc. is a Panamanian corporation.  Messrs. White and Perkinson have shared voting and dispositive control over CanAmera Management, Inc.

(c)  Changes in control. Except as otherwise set forth in this Report, there are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Transactions

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded $120,000.

On or about January 1, 2012, the Company entered into an oral rental agreement at no charge for executive offices with 7721 East Trent, LLC, a Washington limited liability company, in which Wesley Sodorff has been identified in this report as a "significant employee".  Mr. Sodorff owns a fifty percent (50%) equity interest in 7721 East Trent, LLC.

On October 1, 2011, the Company entered into a Financial Advisory Agreement with 7721 E. Trent, LLC, a company managed by Mr. Sodorff.  The Agreement provided for Mr. Sodorff to continue providing assistance to the Company in regard to the proposed AWG transaction including financial structuring and accounting advice.  The compensation under the October 2011 agreement was $10,000 per month.  The term of the agreement was three (3) months and the Agreement expired December 31, 2011.

On January 1, 2012, a new Financial Advisory Agreement was entered into with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff’s family members.  The compensation under the January 2012 agreement provides for the payment of $10,000 per month commencing on February 1, 2012.  The Agreement expired December 31, 2012. The Company considers Mr. Sodorff an affiliate.

On or about October 20, 2011, the Company entered into a rent-free month-to-month real estate tenancy for executive offices with 3773 West Fifth, LLC, a company owned and controlled by John and Wendy Coghlan.  This tenancy ended on or about December 31, 2011.

On September 29, 2011, Coghlan Family Corporation loaned the Company $150,000.  The loan was evidenced by a promissory note, security agreement and warrant agreement.  The note’s annual interest rate was 12%.  It was due August 1, 2012.  The Security Agreement was terminated with the completed acquisition of AWG International, Inc.  The Warrant Agreements permitted Coghlan Family Corporation to purchase 150,000 common shares at $0.06 per share.  The warrants were to expire on September 30, 2016.  The CFC note was amended.  The rate was reduced from 12% to 9%, the term was extended to May 1, 2013, and CFC agreed to cancel its 150,000 common stock purchase warrants.  The Company agreed to reduce the principal balance outstanding to $100,000 with a principal payment of $25,000.  The Company did not make the $25,000 payment.  On February 1, 2013, the Company agreed to a second amendment which increased the principal balance to $175,000, increased the interest rate to 12%, extended the term of the note to the sooner of May 1, 2014 or the raising of $500,000 in private equity funds, and issued 150,000 common stock purchase warrants with an exercise price of $0.03 per share and an expiration date of three (3) years.

On or about, December 31, 2010 Gary MacDonald converted $70,000 of accrued salary into common shares valued at $0.10 per share.

On or about December 31, 2010, Jeff Lamberson converted $95,330 of accrued salary and expenses into common shares valued at $0.10 per share.

Certain and Related Transactions Involving Everest Water, Ltd. and AWG International, Inc.

On April 13, 2010, Everest Water, Ltd., a Bahamian international business corporation, in consideration of $5,000, granted CanAmera Management, Inc., a Panama corporation, a License Agreement to exploit the U.S. Patent No. 7,272,947.  The license was a non-exclusive, royalty bearing license.  During 2010, Rae Anderson, Keith White and Robb Perkinson were officers and directors of Everest Water, Ltd.   The transactions between Everest Water and CanAmera represented related party transactions.  On April 13, 2010, CanAmera Management, Inc. assigned the License Agreement to AWG International, Inc.  The consideration for the assignment was 250,000 common shares of AWG International, Inc. (See Item 8.01 Other Events.)  We refer to this patent as the G2 patent.  Keith White, a Company director, Chief Executive and Technology Officer and Robb Perkinson, a company director, have shared voting and dispositive control over CanAmera Management, Inc.  The foregoing Everest Water transactions were deemed invalid because Everest Water was stricken from the Bahamas Companies Registry.  Upon reinstatement, these transactions will become retroactively validated.  On February 12, 2013, Everest Water was reinstated.

On March 20, 2010, Keith White assigned Provisional Patent Application No. 61/262862 to CanAmera Management, Inc.  On November 19, 2010, CanAmera Management, Inc. assigned Patent Cooperation Treaty (PCT) application number PCT/US2010/57371 to AWG International, Inc.  On May 18, 2012, AWG filed U.S. patent application number 13/510,757 claiming priority to PCT/US2010/57371.  We refer to this patent as supporting the proposed G3 product line.  In consideration of this assignment, 250,000 shares of AWG International, Inc. common stock were issued to CanAmera Management, Inc.  At the time of the technology acquisition, the Company determined the value of the Technology Acquisition to be $36,216 based upon the actual, verifiable costs associated with securing the patent.  The foregoing Everest Water transactions are deemed invalid because Everest Water had been stricken from the Bahamas Companies Registry.  Upon reinstatement, these transactions will become retroactively validated.  As of November 15, 2012, Everest Water had not been reinstated.  Upon review of the License Agreement, it was noted that Clause VII (c) stated, "In the event Licensor becomes insolvent or Licensor is dissolved or otherwise ceases to be a legal entity without the Licensed Patents being assigned to another legal entity, the license granted herein shall become a fully paid assignment of the Licensed Patent to Licensee effective one day before such condition occurs or is determined by Licensee and Licensee shall by these terms be authorized to record said assignment with the U.S. Patent and Trademark Office and other patent offices of other jurisdictions as appropriate if accompanied by Licensee's sworn statement of the stated condition by Licensee...".  According to the Bahamas Corporate Registry, Everest Water, Ltd., the Licensor on the License Agreement, had been stricken from the Corporate Registry.  Based on Everest Water, Ltd.'s status with the Bahamas Corporate Registry, we determined that Everest Water, Ltd. was otherwise insolvent, dissolved or ceased to be a legal entity, as described in the License Agreement.  Everest Water, Ltd. had failed to assign the patent (U.S. Patent No. 7,272,947 prior to being stricken from the registry.  Therefore, the patents and applications underlying the License Agreement were assigned to AWG International, Inc. by operation of law.  Clause VII(c) states additionally, that: "Licensee (AWG as successor to CanAmera Management, Inc.) shall then further assign the licensed patents to the inventors thereof".  Therefore, on February 17, 2012, AWG International, Inc. assigned the patents to the inventors, Rae Anderson and Keith White.  Immediately following this assignment to the inventors, on February 17, 2012, Keith White assigned his interest in the patents to AWG International, Inc. for nominal consideration.  The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US/2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations.  U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement to the U.S. Patent No.  7,272,947.  The foregoing Everest Water, Ltd. transactions are deemed invalid because Everest Water, Ltd. had been stricken from the Bahamas Companies Registry.  Upon reinstatement, these transactions were reinstated.  On February 12, 2013, Everest Water was reinstated.

Between January 7, 2011 and October 31, 2011, the Company paid AWG Consulting, Inc., a company owned and controlled by Keith White, a member of the board of directors and named executive officer, a total of $116,637 for consulting fees and $1,540 for business development services which included identifying new markets, product ideas, researching potential vendors and manufacturers.

Between January 7, 2011 and August 3, 2011, the Company paid to Robb Perkinson, a member of the board of directors, $60,000 for consulting fees for business marketing services.

Between January 7, 2011 and August 3, 2011, the Company paid to The Pepwith Company, LLC, a Texas limited liability company, which we believe is owned and controlled by R. Scott Chaykin, a former named executive officer, $60,000 for consulting fees for accounting services.

During fiscal years ending 2012 and 2011, the Company paid as reimbursements, AWG Consulting, Inc., Keith White, The Pepwith Company, LLC, R. Scott Chaykin, Jeff Lamberson, Jeff Stockdale, Jeff Mitchell, Wes Sodorff and Robb Perkinson for expenses advanced on behalf of the Company.   These expenses have been included in general and administrative expenses for the periods ending December 31, 2012 and December 31, 2011 and are expenses from related parties (through common ownership) totaling approximately $54,655 and $68,323, respectively.

On April 19, 2012, Keith White, the inventor/applicant of provisional patent application titled, “Atmospheric Water Generation System” Application No. 61/489,588, assigned all right, title and interest to AWG International, Inc.  The technology associated with this patent application is being utilized in the Water Pro 400.  The consideration for the transfer was stated as "valuable consideration".

As of December 31, 2011, the Company owed $24,262 to AWG International Manufacturing Ltd. and AWG Consulting, both Canadian companies owned and controlled by the Company’s Chief Executive Officer, for payment of fees and services for the benefit of the Company.  The amounts owed to AWG International Manufacturing, Ltd. were forgiven and are reflected in additional paid in capital.  On April 1, 2011, the Company acquired AWG International Manufacturing Ltd., from the Company’s Chief Executive Officer by purchasing the one share issued and outstanding in AWG International Manufacturing Ltd. in exchange for one (1) share of the Company’s common stock valued at $4.55.

On or about July 10, 2012, the Company entered into an oral severance agreement with Robb Perkinson, President of AWG International, Inc., in which Mr. Perkinson was to be paid $22,500 as business development consulting fees and reimbursed $10,459 for legitimate reimbursable Company expenses reimbursed.  The Company paid $15,000 of the consulting fees during 2012 and paid the remaining amount in the first quarter of 2013.

Director Independence

As of December 31, 2012, the Company has three directors serving on our board of directors, Messrs. White, Stockdale and Perkinson.  The Company is not currently a listed issuer and, as such, is not subject to any director independence standards.  Using the definition of independence set forth in the Nasdaq Marketplace Rules, none of our directors would be considered an independent director of our Company.

ITEM 14.   Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s public accounting firm for the audit and the reviews of the Company’s financial statements for the years ended December 31, 2011 and December 31, 2012, respectively, were $31,842 and $34,746.

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

PART IV

ITEM 15.  Exhibits

Exhibit Number	Description of Exhibit	Location of Exhibit
2.1	Form of Share Exchange Agreement between AWG International Water Corporation and AWG International, Inc.	8-K filed July 16, 2012
2.2	Share Exchange Agreement between MIP Solutions, Inc. and AWG International, Inc. dated June 7, 2010	8-K filed June 10, 2010
3.1	Articles of Incorporation of MIP Solutions, Inc. now known as AWG International Water Corporation	SB-2 filed April 5, 2007
3.2	Articles of Amendment of MIP Solutions, Inc. dated June 12, 2012	8-K filed June 13, 2012
3.3	Articles of Incorporation of AWG International, Inc.	8-K filed July 16, 2012
3.4	Bylaws of AWG International, Inc.	8-K filed July 16, 2012
3.5	Bylaws MIP Solutions, Inc., now known as AWG International Water Corporation	SB-2 filed April 5, 2007
10.1	License Agreement with Johns Hopkins University Laboratory	SB-2 filed April 5, 2007
10.2	MIP Solutions, Inc. 2008 Stock Plan	8-K filed September 17, 2008
10.3	Mutual Termination Agreement dated July 25, 2010 between MIP Solutions, Inc. and Johns Hopkins University	8-K filed August 13, 2010
10.4	Promissory Note evidencing $150,000 with Coghlan Family Corporation dated September 29, 2011	10-K filed May 10, 2012
10.5	Warrant Agreement with Coghlan Family Corporation dated September 29, 2011	10-K filed May 10, 2012
10.6	Security Agreement with Coghlan Family Corporation dated September 29, 2011	10-K filed May 10, 2012
10.7	Promissory Note evidencing $583.42 with Coghlan Family Corporation dated September 29, 2011	10-K filed May 10, 2012
10.8	Form of Warrant Agreement associated with Unit Equity Offering pursuant to Regulation D Rule 506	10-K filed May 10, 2012
10.9	Financial Advisory Agreement with Frontier Mutual, LLC dated January 12, 2012	10-K filed May 10, 2012
10.10	Financial Advisory Agreement with 7721 E. Trent Ave, LLC dated October 1, 2011	10-K filed May 10, 2012
10.11	Financial Advisory Agreement with G. Wesley Sodorff dated October 18, 2010	10-K filed May 10, 2012
10.12	Promissory Note evidencing AWG Intl obligation to pay $25,000 dated September 29, 2011	10-K filed May 10, 2012
10.13	Promissory Note evidencing AWG Intl obligation to pay $583.42 dated September 29, 2011	10-K filed May 10, 2012
10.14	Promissory Note evidencing AWG Intl obligation to pay $150,000 dated September 29, 2011	10-K filed May 10, 2012
10.15	Promissory Note evidencing AWG Intl obligation to pay $77,935.32 dated December 31, 2011	10-K filed May 10, 2012
10.16	Promissory Note evidencing AWG Intl obligation to pay $66,522.28 dated September 29, 2011	10-K filed May 10, 2012
10.17	Amended and Restated September 29, 2011 Promissory Notes totaling $242,105.70 dated March 28, 2012	10-K filed May 10, 2012
10.18	Amended and Restated December 31, 2011 Promissory Note totaling $77,935 dated March 28, 2012	10-K filed May 10, 2012
10.19	2012 Stock Option Plan	8-K filed July 16, 2012
10.20	Mitchell Stock Option Agreement	8-K filed July 16, 2012
10.21	Stockdale Stock Option Agreement	8-K filed July 16, 2012
10.22	Termination of Security Agreement	8-K filed July 16, 2012
10.23	License Agreement Everest Water to CanAmera Management dated April 13, 2010	8-K/A filed September 18, 2012
10.24	License Agreement CanAmera Mgmt to AWG International dated April 13, 2010	8-K/A filed September 18, 2012
10.25	G2 Patent Assignment from K. White to AWG International dated February 14, 2012	8-K/A filed September 18, 2012
10.26	G3 Patent Application Assignment from K. White to AWG International dated November 19, 2010	8-K/A filed September 18, 2012
10.27	G4/G5 Patent Application Assignment from K. White to AWG International dated April 19, 2012	8-K/A filed September 18, 2012
10.28	G2 Declaration of Assignment Everest to AWG dated February 17, 2012	8-K filed November 20, 2012
10.29	G2 Assignment from AWG to Keith White and Rae Anderson dated February 17, 2012	8-K filed November 20, 2012
10.30	Amended Coghlan Family Corporation Promissory Note titled Memorandum of Understanding dated August 1, 2012	8-K filed November 20, 2012
10.31	Form of Private Label Agreement	8-K filed November 20, 2012
10.32	Declaration of Assignment to Everest Water, Ltd. to AWG dated February 14, 2013	8-K filed February 19, 2013
10.32	Patent Assignment AWG to Inventors dated February 14, 2013	8-K filed February 19, 2013
10.33	Patent Assignment Keith White to AWG dated February 14, 2013	8-K filed February 19, 2013
10.34	Consulting Agreement with Frontier Mutual, LLC dated February 5, 2013	8-K filed February 8, 2013
10.35	Memorandum of Understanding Coghlan Family Corporation Promissory Note dated February 1, 2013	Filed herewith
14	Code of Ethics	10-K filed May 10, 2012
21	Subsidiaries of the registrant	8-K filed July 16, 2012
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, White	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Mitchell	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, White	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Mitchell	Filed herewith
101.INS(1)	XBRL Instance Document	Filed herewith
101.SCH(1)	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*  In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(1)   Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWG International Water Corporation

Date: April 11, 2013	/s/ Keith White _________________________

By: Keith White Title: Chief Executive Officer (Principal Executive Officer)
Date: April 11, 2013	/s/ Jeff Mitchell _________________________

By: Jeff Mitchell Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 11, 2013	/s/ Keith White _________________________
By: Keith White
Title: Director
Date: April 11, 2013	/s/ Jeff Stockdale _________________________
By: Jeff Stockdale
Title: Director
Date: April 11, 2013	/s/ Robb Perkinson _________________________
By: Robb Perkinson
Title: Director
Date: April 11, 2013	/s/ Wesley Sodorff _________________________
By: Wesley Sodorff
Title: Director