Form 10-Q
period 2013-03-31
AWG International Water Corp
filed 2013-05-15
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2015 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   May 15, 2013 there were 106,306,183 shares of the Company’s common stock were issued and outstanding.

AWG INTERNATIONAL WATER CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

27

ITEM 4.  CONTROLS AND PROCEDURES

27

PART II – OTHER INFORMATION

28

ITEM 1.  LEGAL PROCEEDINGS

28

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

28

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

28

ITEM 4.  MINE SAFETY DISCLOSURES

28

ITEM 5.  OTHER INFORMATION

29

ITEM 6.  EXHIBITS

30

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AWG International Water Corporation

(A Development Stage Company)

Consolidated Financial Statements

Quarter ended March 31, 2013

AWG INTERNATIONAL WATER CORPORATION (A Development Stage Company) Consolidated Balance Sheets As of March 31, 2013 and December 31, 2012

	March 31, 2013 (unaudited)	December 31, 2012

ASSETS
Current assets
Cash	$ 94,165	$ 1,402
Accounts receivable	-	4,653
Deposit on product (Note 5)	75,062	119,567
Inventory (Note 6)	66,170	38,953

Total current assets	235,397	164,575

Fixed assets, net (Note 7)	9,435	10,328

Other assets
Technology acquisition (Note 2)	41,969	41,969

Total assets	$ 286,801	$ 216,872

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 44,411	$ 101,841
Accrued liabilities (Note 8)	191,787	219,575
Notes payable (Note 9)	158,100	145,000

Total current liabilities	394,298	466,416

Commitments & contingencies (Note 10)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at March 31, 2013 or December 31, 2012, respectively. (Note 13)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 104,868,683 and 120,276,375 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively. (Note 13)	104,869	120,276
Additional paid-in-capital	2,806,691	2,140,979
Deficit accumulated during the development stage	(3,019,057)	(2,510,799)
Total shareholders' deficit	(107,497)	(249,544)

Total liabilities and shareholders' deficit	$ 286,801	$ 216,872

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

For the Three months ended March 31, 2013 and 2012 and Accumulated since Date of Inception (March 18, 2010)

			Accumulated from
	Three Months Ended	Three Months Ended	March 18, 2010 to
	March 31, 2013	March 31, 2012	March 31, 2013
	(unaudited)	(unaudited)	(unaudited)

Sales	$ 91,900	$ 13,093	$ 176,350
Cost of sales	56,835	14,792	133,856

Gross profit (loss)	35,065	(1,699)	42,494

GENERAL & ADMINISTRATIVE EXPENSES
Travel & entertainment	6,421	10,291	160,765
Professional fees	205,317	81,915	1,680,665
Stock option compensation (non-cash)	306,250	-	918,750
Other	17,985	13,813	213,472

Total General & Administrative Expenses	535,973	106,019	2,973,652

Operating loss	(500,908)	(107,718)	(2,931,158)

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	-	26,589
Interest income	-	907	3,298
Miscellaneous expense	(2,600)	-	(83,506)
Interest expense	(4,750)	(8,479)	(34,280)

Net loss	$ (508,258)	$ (115,290)	$ (3,019,057)

Net loss per common share:
Basic and fully diluted	$ -	$ -

Weighted average number of common shares:
Basic and fully diluted	109,037,914	77,886,333

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the three months ended March 31, 2013 and 2012 and Accumulated since Date of Inception (March 18, 2010)

			Accumulated from
	Three Months Ended	Three Months Ended	March 18, 2010 to
	March 31, 2013 (unaudited)	March 31, 2012 (unaudited)	March 31, 2013 (unaudited)

Cash flows from operating activities:
Net loss	$ (508,258)	$ (115,290)	$ (3,019,057)
Depreciation and amortization	3,493	-	3,875
Change in fair value of warrants	-	-	67,076
Stock issued for services	-	-	162,879
Stock based compensation	306,250	-	918,750
Vesting of stock warrants for services	50,555	-	50,555
Changes in assets and liabilities:
Accounts receivable	4,653	-	-
Deposits	44,505	(23,888)	(74,467)
Inventory	(27,217)	-	(66,170)
Interest receivable	-	(907)	(2,923)
Accounts payable	(57,430)	28,460	(7,827)
Other accruals	(27,788)	8,193	189,083
Net cash (used) by operating activities	(211,237)	(103,432)	(1,778,226)

Cash flows from investing activities:
Fixed assets	-	-	(10,710)
Technology acquisition	-	(5,753)	(5,753)
Notes receivable	-	-	(30,317)
Cash proceeds from acquisition	-	-	157,597
Net cash provided by investing activities	-	(5,753)	110,817

Cash flows from financing activities:
Common stock issued for cash	274,000	-	1,093,509
Payments on notes payable	-	-	(1,445)
Borrowings on notes payable	30,000	121,587	668,065
Notes payable - related party receipts	-	-	8,622
Notes payable - related party payments	-	(1,445)	(7,177)
Net cash provided by financing activities	304,000	120,142	1,761,574

Increase in cash	92,763	10,957	94,165
Cash, beginning of period	1,402	439	-
Cash, end of period	$ 94,165	$ 11,396	$ 94,165

Non-cash investing and financing activities:
Discount on financing	$ 19,500	$ -	$ 19,500
Cancellation of common stock by shareholders	$ 18,308	$ -	$ 18,308
Capital contribution of notes payable - related party	$ -	$ -	$ 22,817
Stock issued to acquire Technology	$ -	$ -	$ 36,216

Supplemental disclosure of cash flow information:
Interest paid	$ 4,750	$ 286	$ 29,169

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

BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of AWG International Water Corporation and subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") (See Management Statement regarding Going Concern in Note 3).  Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or for any other interim period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2012 filed on April 11, 2013.

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

B.  Reclassification

Certain amounts in the historical financial statements have been reclassified to conform to the current 2013 presentation.  These reclassifications have no effect on net loss, total assets, or shareholders’ equity as previously reported.

C.  Cash and cash equivalents

At March 31, 2013 and December 31, 2012, cash and cash equivalents consisted of checking accounts.

D.  Technology Acquisition

The technology supporting the Company’s products (“Technology Acquisition”) was obtained as described below.

Under the terms of the assignment, and subject to one exception discussed below concerning the G2 Assets, the Company owns exclusive and non-exclusive rights to manufacture, market and sell certain products covered under individual patents and/or patents pending.  In return, the persons making the assignment received 500,000 common shares of the Company.  The Company incurred no additional costs related to the assignment and patent protection during first quarter 2013.

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

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement to the U.S. Patent No. 7,272,947.  These patents are associated with our Model 2500 product.

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

On November 19, 2010, Licensee, the patent application owner, assigned Patent Cooperation Treaty (PCT) application number PCT/US2010/57371 to AWG International, Inc.   On May 18, 2012, AWG filed U.S. patent application number 13/510,757 claiming priority to PCT/US2010/57371.  We refer to this patent as supporting the proposed G3 product line.  In consideration of this assignment, 250,000 shares of AWG common stock were issued to Licensee.  At the time of the technology acquisition, the Company determined the value of the Technology Acquisition to be $36,216 based upon the actual, verifiable costs associated with securing the patent.  The Company is currently evaluating the benefit period of the Technology Acquisition costs and expects to begin amortization in the second quarter of 2013.

On April 19, 2012, Mr. Keith White, the patent owner, assigned Patent application number 61/489.588 titled “Atmospheric Water Generator” to AWG International Inc.  We refer to this patent as supporting the proposed G4 and G5 product lines.

Long-lived assets of the Company, including Technology Acquisition, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.  See Note 2(I), Impairment of Long-Lived Assets.

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

At March 31, 2013 and December 31, 2012, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

I.  Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed at least annually for impairment or when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of March 31, 2013 and December 31, 2012.

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

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2013 or December 31, 2012.  The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2013 or December 31, 2012.

K.  Impact of New Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or are subject to a master netting arrangement. ASU No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. In January and February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) No. 2013-01 and No. 2013-03, respectively, and both were titled “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”; as clarifications of ASU 2011-11. The Company has evaluated the impact of the adoption of ASU’s 2011-11 and 2013-01 on its financial position, results of operations, and disclosures and determined there is no current effect.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

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

NOTE 5:  DEPOSITS ON PRODUCT

At March 31, 2013 and December 31, 2012, there was a balance of $75,062 and $119,567, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 6:  INVENTORY

At March 31, 2013 and December 31, 2012, the Inventory balance was $66,170 and $38,953, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company maintains an inventory of filters and coil coating materials that are used both in the manufacture of new units and as replacements in previously sold units.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 7:  FIXED ASSETS

At March 31, 2013 and December 31, 2012, the Fixed assets balance was $9,435 and $10,328, respectively.  The Company maintains several demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of March 31, 2013, the Company has recognized $1,275 of accumulated depreciation.

NOTE 8:  ACCRUED LIABILITIES

At March 31, 2013 and December 31, 2012, the Accrued liabilities balance was $191,787 and $219,575, respectively.  The Company incurred consulting services associated with the technical research and testing of its products in the amount of $102,075 with Green Wise Energy.  The Company has incurred $52,000 of unpaid investor relations fees with Frontier Mutual, LLC.  The Company has $4,590 of accrued payroll taxes.  The Company has accrued unpaid professional fees of $28,122.  Additionally, the Company has accrued $5,000 for maintaining exclusive industry rights with one of its critical vendors.  See Note 10 – Commitments and Contingencies.

NOTE 9:  NOTES PAYABLE

At March 31, 2013 and December 31, 2012, the Notes payable balance was $158,100 and $145,000, respectively.

The Coghlan Family Corporation (“CFC”) note, which was due on August 1, 2012, was amended.  The rate was reduced from 12% to 9%, the term was extended to May 1, 2013, and CFC agreed to cancel its 150,000 common stock purchase warrants.  The Company agreed to reduce the principal balance outstanding to $100,000 with a principal payment of $25,000.  The Company did not make the $25,000 payment.  On February 1, 2013, the Company agreed to a second amendment which increased the principal balance to $175,000, increased the interest rate to 12%, extended the term of the note to the sooner of May 1, 2014 or the raising of $500,000 in private equity funds, and issued 150,000 common stock purchase warrants with an exercise price of $0.03 per share and an expiration date of three (3) years.  The Company utilized the Black Scholes model to determine the discount value associated with the common stock warrants.  The discount value applied against the note and to be amortized over the life of the note is $19,500.  The amortization for the period ended March 31, 2013 is $2,600.  The note balance net of unamortized note discounts, as of March 31, 2013 is $158,100.

During the quarter ended March 31, 2013, the Company paid-off the $20,000 John Hopkins University note.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

On July 29, 2010, the Company entered into a memorandum of understanding to acquire the exclusive rights to utilize a proprietary coating technology in atmospheric water generation applications.  Subsequently, the July 29, 2010 memorandum of understanding was replaced on June 17, 2011.  Under the terms of the agreement, the Company secured the exclusive rights to the coating technology for atmospheric water generation applications.  The term of the agreement is three years and, unless terminated, shall automatically renew for an additional three years on each three year anniversary.  The agreement called for the payment of a license and exclusivity fee of $10,000 in two payments of $5,000 each.  The initial payment has been paid.  Through an amendment dated September 30, 2012, the parties agreed and acknowledged there had been no breaches of the original agreement, extended the timing of the remaining $5,000 payment to June 1, 2013, and waived all previous and/or future minimum purchase requirements.  The Company has accrued the $5,000 in Accrued liabilities for this obligation.  See Note 8 – Accrued Liabilities.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

On September 1, 2011, the Company entered into a 16 month independent contractor consulting agreement with Green Wise Energy (“GWE”) to provide services at rate equivalency of $50.00 per hour.  The Company has agreed to pay GWE in the form of stock.  See Note 8 – Accrued Liabilities and Note 15 – Subsequent Events.

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

The Company engaged a Bahamian law firm to provide guidance and advice in regard to the legal questions associated with the G2 Asset.  The questions involve legal issues under the laws of the Commonwealth of the Bahamas.

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

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

The reinstatement cured the defect with the CanAmera Management License Agreement assignment to AWG International, Inc.  As a result, AWG International, Inc. is now the assignee of the CanAmera Management License Agreement.

On February 14, 2013, AWG International, Inc., as assignee to the License Agreement, declared Everest Water, Ltd. insolvent under Paragraph VII (c) of the License Agreement.  As a result of this insolvency declaration, AWG International, Inc. took the actions set forth in paragraphs (a) and (b) below and assigned the G2 Assets as provided for pursuant to  the terms of the License Agreement.   Keith White, individually, as co-inventor, took the action set forth in paragraph (c).

(a)

On February 14, 2013, Keith White, on behalf of AWG International, Inc., executed a Declaration of Assignment whereby the G2 Assets owned by Everest Water were assigned to AWG International, Inc.

(b)

On February 14, 2013, AWG International, Inc. assigned the G2 Assets to the inventors, Rae Anderson and Keith White.

(c)

On February 14, 2013, Keith White, as co-inventor, assigned the G2 Assets to AWG International, Inc.

As a result of these assignments, AWG International, Inc. and Rae Anderson each own a one-half undivided interest in the G2 Assets.

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

The costs associated with curing the patent and assignment defects have been paid by the Company. However, CanAmera Management Inc. had agreed to return for cancellation 355,525 of its Company common shares valued at $47,883, the estimated cost of curing the defects.  The Company had placed an administrative "stop transfer" on the shares which were issued to CanAmera Management Inc. pursuant to the Exchange Agreement, until such time as the Patent and License Agreement matters had been resolved in the Company’s favor.  The Company is satisfied that the matter has been resolved and has subsequently issued the remaining CanAmera Management Inc. shares as outlined in the Stock Cancellation Agreement between the Company and CanAmera Management Inc. dated February 20, 2013.  The Stock Cancellation Agreement contains certain benchmarks for raising additional investment capital.  In the event that these benchmarks are not reached, the Company may be required to reissue a portion of the cancelled and unsold shares back to the original shareholders at the then current market price.  See Note 13 – Common Stock.

NOTE 11:  RELATED PARTY TRANSACTIONS

The technology behind the Company’s products, (“Technology Acquisition”) was acquired through an exclusive Irrevocable Patent Assignment.  See Note 2(D) – Technology Acquisition, Note 10 – Commitments and Contingencies.

On April 19, 2012, the inventor/applicant of provisional patent application titled, “Atmospheric Water Generation System” Application No. 61/489,588, assigned all rights, title and interests to the Company.  The technology associated with this patent application will be used for a future line of proposed G4 and G5 products.

Effective July 10, 2012, the initial base compensation of the named executive officers, Chief Executive Officer, Chief Operating Officer and Financial Officer was set at $120,000 annually.  There are currently no formal employment agreements with the named executive officers.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

On July 10, 2012, the board of directors authorized the issuance of 13,742,000 common stock options to the Company’s President and Chief Operating Officer and 14,947,000 common stock options to the Company’s Chief Financial Officer and Secretary.  The options vest over four (4) years.  On July 10, 2013, twenty-five percent (25%) of the options vest.  Thereafter, the options will vest at six and a quarter percent (6.25%) each quarter.  The common stock options have a ten (10) year term.

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

2013	$1,225,000
2014	$1,225,000
2015	$1,225,000
2016	$ 612,500

During the quarter ended March 31, 2013 and the year ended December 31, 2012, the Company expensed $306,250 and $612,500, respectively.

The Company used the Black-Scholes option price calculation to value the options using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; actual term of 6.11 years.

NOTE 12:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the period ending March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013	December 31, 2012
Warrants outstanding at beginning of period	3,300,000	12,650,000
Issued	2,650,000	-
Cancelled	-	(150,000)
Exercised	(400,000)	(9,200,000)
Warrants outstanding at end of period	5,550,000	3,300,000

A detail of warrants outstanding on March 31, 2013 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.06 per share	2,900,000	July 16, 2013
Exercisable at $0.03 per share	150,000	February 1, 2016
Exercisable at $0.03 per share	1,500,000	February 5, 2016
Exercisable at $0.03 per share	1,000,000	Various 2016

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

The warrants with an expiration date of July 16, 2013 originally had a rolling one-year exercise period based on the subscriber’s purchase dates.  The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.  The Company has not called these warrants because a registration statement registering the underlying common stock has not been filed.  On September 11, 2012, the Company extended the exercise dates on these outstanding warrants to July 16, 2013.  As a result of extending the exercise dates, the Company recognized a $67,076 finance charge on its Statement of Operations which was offset to Additional Paid in Capital on the Balance Sheet for the difference in the market value of the underlying common stock as of the extension date.

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

On September 5, 2012, the holders of Common Stock Purchase Warrants exercised for the purchase of 500,000 common shares at $0.06 per share.

On September 11, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 250,000 common shares at $0.06 per share.

On September 30, 2012, the Company elected to administratively issue all stock from prior transactions with John Hopkins University and Mr. C. Jones.  Since the market value of the Company’s shares has changed, the Company recognized an additional loss of $13,830 as the net change in fair market value of the stock.

On October 3, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 1,500,000 common shares at $0.06 per share.

On December 6, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 1,500,000 common shares at $0.06 per share.

March 31, 2013
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	104,863,683 common shares

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

On February 1, 2013, the Company agreed with Coghlan Family Corporation (“CFC”) to a second amendment to the promissory note which increased the principal balance to $175,000, increased the interest rate to 12%, extended the term of the note to the sooner of May 1, 2014 or the raising of $500,000 in private equity funds, and issued 150,000 common stock purchase warrants with an exercise price of $0.03 per share and expiration date of three (3) years. There were no monetary fees for these extensions.  See Note 9 – Notes Payable.

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

On February 20, 2013, the Company entered into a Stock Cancellation Agreement with CanAmera Management, Inc., which is owned by Keith White (52.5%) and Robb Perkinson (47.5%), both Affiliates of the Company.  In connection with the Company’s February 2013 private placement transaction, CanAmera Management, Inc. agreed to cancel 18,307,692 common shares.  CanAmera Management, Inc. cancelled 355,575 of the common shares as reimbursement of $47,883 of expenses incurred by the Company to resolve the Everest Water patent assignment.  CanAmera Management, Inc. cancelled the additional 17,952,117 to provide an appropriate pre-financing capital structure for the Company.  This facilitates the Company proceeding with a non-public, private placement offering to raise approximately $1,500,000 from accredited investors through a non-dilutive offering.  See Note 10 – Commitments and Contingencies.

In February 2013, the Company began a non-public, private placement offering under Regulation D paragraph 506 to raise approximately $1,500,000 from accredited investors.  The offering is limited to accredited investors with whom the Company’s management has substantive and pre-existing relationships.  The offering consists of 15,000,000 common shares of stock to be offered to accredited investors at $0.10 per share.  See Note 15 – Subsequent Events.

On March 20, 2013, the holders of Common Stock Purchase Warrants exercised for the purchase of 400,000 common shares at $0.06 per share.

On March 20, 2013, the Company issued 1,500,000 common shares to an existing investor at $0.10 per share.

On March 22, 2013, the Company issued 400,000 common shares to an existing investor at $0.10 per share.

On March 29, 2013, the Company issued 600,000 common shares to an existing investor at $0.10 per share.

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

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 14:  INCOME TAXES

The Company is subject to taxation in the U.S. and the state of Washington.  At March 31, 2013 and December 31, 2012, AWG International Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $1,026,000 and $854,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $3,019,000, which expire in the year 2032.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $1,026,000 and $854,000 has been established at March 31, 2013 and December 31, 2012, respectively.

The significant components of the Company’s net deferred tax assets at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Net operating loss carry forwards	$3,019,000	$2,511,000
Deferred tax asset	1,026,000	854,000
Deferred tax asset valuation allowance	(1,026,000)	(854,000)
Net deferred tax asset	$-	$-

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2013, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at March 31, 2013 or December 31, 2012, and has not recognized interest and/or penalties in the statement of operations for the years ending December 31, 2012 and 2011.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2007.  The Company has not filed its federal or state tax returns.  The Company is working towards resolving these delinquencies.

NOTE 15:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to March 31, 2013, identifying those that are required to be disclosed as follows:

On April 10, 2013, the Company issued 600,000 common shares to accredited investors at $0.10 per share.

On April 25, 2013, the Company issued 500,000 common shares to accredited investors at $0.10 per share.

On May 13, 2013, the Company issued 400,000 common shares in an offshore transaction to Green Wise Energy, a British Columbia company at $0.2552 per share as satisfaction in full for consulting services totaling $102,075 for the period September 2011 to December 2012.  See Note 8 – Accrued Liabilities.

On May 13, 2013, the Company cancelled 62,500 common shares previously issued to J. Taylor.   The Company had believed that a J. Taylor had been entitled to these shares in connection with a consulting agreement in, or about 2008.  These shares had never been physically issued to J. Taylor.  The Company has not been able to locate an agreement, or determine the address or location of J. Taylor.  Based on this lack of information, the Company was unable to escheat the shares to the appropriate state agency.  Due to current law, we are unable to issue and deliver these shares and therefore believe cancellation is appropriate under the circumstances.

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

All forward-looking statements made in connection with this Quarterly Report that may be attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Company’s Plans

We began delivery of the Model 2500 Atmospheric Water Generator in August 2012.  During 2012, we shipped product to our Philippine distributor.  Having received the ETL mark clearance, we began shipments to our U.S. distributor during 2013.  We intend to follow with the introduction of two commercial products, the WaterPro 100 and 400 in the future.  Our goal is to generate positive cash flow from product sales to fund operations at the earliest opportunity.

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

The Company plans to market its products through independent domestic and international wholesale distributors.  We do not plan to sell directly to consumers or end-users.  We are actively working to develop an international distributor network, focusing on highly qualified companies with a history of business in the drinking water industry.  Currently, we have one distributor in the Southern United States and one in the Philippines.  We are reviewing additional potential distributors.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been modest.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the quarter ending March 31, 2013, we had revenue of $91,900 compared to $13,093 revenue for the quarter ending March 31, 2012.  The increase resulted from initial shipments to our U.S. distributor.  Having resolved the ETL mark certification and intellectual property issues subsequent to year-end, the Company anticipates increasing revenue in 2013.  For the years ended December 31, 2012 and December 31, 2011, we had revenue of $19,675 and $54,640, respectively.  This revenue was generated from the sale of the G2 product, which is no longer available for sale.  The decrease in revenue was attributable to lack of product availability from our manufacturer, inability to ship to the U.S. as the Company waited on the ETL mark certification, and the Company’s focus on resolving intellectual property issues.  Currently, we are focusing sales efforts on the Model 2500 product.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, administrative payroll and legal fees associated with patent maintenance.  For the quarter ending March 31, 2013, we had $535,973 in general and administrative expenses compared with $106,019 for the quarter ending March 31, 2012.  This increase in general and administrative expenses was the result of the non-cash amortization of stock options in the amount of $306,250, non-cash amortization of warrants issued for consulting fees in the amount of $50,556 and increased expenditure of approximately $105,000 for professional fees such as consulting fees, auditor fees, and legal fees and executive payroll offset by a reduction of approximately $30,000 in technical engineering fees.  For the year ended December 31, 2012, we had $857,090, excluding $612,500 of non-cash amortization associated with stock option compensation, in general and administrative expenses compared to $515,917 in general and administrative expenses for the year ended December 31, 2011.  This increase in general and administrative expenses was primarily the result of increased spending related to research and development, intellectual property and other general and administrative expenses.  The research and development expenses for the years ending December 31, 2012 and December 31, 2011 were $74,634 and $38,205, respectively.  The $36,429 increase was due to additional development work on the Model 2500.  The legal and intellectual property expenses for the years ending December 31, 2012 and December 31, 2011 were $143,469 and $41,536, respectively.  The $101,933 increase was primarily related to acquisition and patent resolution issues.  The consulting and general professional fees expenses for the years ending December 31, 2012 and December 31, 2011 were $493,205 and $321,972, respectively.  The $171,232 increase was primarily related to the consulting contracts with Green Wise Energy and Frontier Mutual.  The accounting and public reporting expenses for the years ending December 31, 2012 and December 31, 2011 were $45,201 and $14,286, respectively.  The $30,915 increase was related to the acquisition and related SEC filings, the SEC comment letter resolution process and on-going quarterly public reporting requirements. The other general and administrative operating costs for the years ending December 31, 2012 and December 31, 2011 were $100,582 and $99,937, respectively.  The $645 increase was related immaterial fluctuations in sales and marketing, benefits, administrative and travel.

The Company reported minimal gross profits since inception on March 18, 2010.  The gross profit was the result of shipping units internationally and miscellaneous parts globally.

Liquidity and Capital Resources

As of March 31, 2013, we had $94,165 of cash, total current assets of $235,397, total current liabilities of $394,298 and total stockholders' deficit of $107,497, compared to $1,402 of cash, total current assets of $164,575, total current liabilities of $466,416, and total stockholders' deficit of $249,544 as of December 31, 2012.

The Company experienced negative cash flow used by operations during the three months ended March 31, 2013 of ($211,237) compared to the three months ended March 31, 2012 of ($103,432).  The Company experienced no cash flows from investing activities for the three months ended March 31, 2013 compared to negative cash flows from investing activity of ($5,753) for the three months ended March 31, 2012.  The Company experienced positive cash flows from financing activities of $304,000 for the three months ended March 31, 2013 compared to $120,142 for the three months ended March 31, 2012.

The Company’s audited financial statements for the year ended December 31, 2012 contained a “going concern” qualification.  As discussed in Note 3 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

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

For the year ended December 31, 2012, the Company funded its operations with debt and equity.  AWGI's funding source was the sale of equity securities and a loan transaction with Coghlan Family Corporation (CFC) in the amount of $150,000.  As of December 31, 2012, the balance outstanding on this loan is $125,000.

As of December 31, 2012, AWG International Water Corporation had external debt of $145,000, which was comprised of the Coghlan Family Corporation (CFC) debt of $125,000 and The John Hopkins University Applied Physics Laboratory (“JHU/APL”) settlement obligation of $20,000.  On March 26, 2013, the Company paid $20,000 to the John Hopkins University as full satisfaction of the Mutual Termination Agreement with JHU/APL.

The CFC note, which was due on August 1, 2012, was amended.  The rate was reduced from 12% to 9%, the term was extended to May 1, 2013, and CFC agreed to cancel its 150,000 common stock purchase warrants.  The Company agreed to reduce the principal balance outstanding to $100,000 with a principal payment of $25,000.  The Company did not make the $25,000 payment.  On February 1, 2013, the Company agreed to a second amendment which increased the principal balance to $175,000, increased the interest rate to 12%, extended the term of the note to the sooner of May 1, 2014 or the raising of $500,000 in private equity funds, and issued 150,000 common stock purchase warrants with an exercise price of $0.03 per share and an expiration date of three (3) years.  The Company utilized the Black Scholes model to determine the discount value associated with the common stock warrants.  The discount value applied against the note and to be amortized over the life of the note is $19,500.  The amortization for the period ended March 31, 2013 is $2,600.  The note balance net of unamortized note discounts, as of March 31, 2013 is $158,100.

On August 2, 2010, the Company entered into a Mutual Termination Agreement with The John Hopkins University Applied Physics Laboratory (“JHU/APL”) to be released from the terms of a license agreement.  Under the terms of the Mutual Termination Agreement, the Company agreed to pay $20,000 and issue 600,000 restricted common shares, valued at $18,000 to JHU/APL as settlement of all amounts owed, within 20 days of the proposed reverse takeover by AWG International, Inc. as settlement for $131,633 of debt.  As final disposition of this matter, the common stock was issued to JHU/APL in 2012 and the $20,000 note was paid in full on March 26, 2013.

As of March 31, 2013, AWG International Water Corporation has external debt of $175,000 with the CFC.

At March 31, 2013, the Company had 5,550,000 outstanding warrants with various exercise prices between $0.03 and $0.06, which if exercised, may contribute upwards of $253,500 to support ongoing capital needs.  The warrants are immediately exercisable at the option of the warrant holders.  The Company cannot be assured that the warrant holders will exercise any warrants.  There are 2,900,000 warrants subject to the Company’s call.  The Company's right to call the warrants is subject to registering the underlying common shares with the Securities and Exchange Commission and the stock trading above $0.08 per share for five consecutive days.

Management acknowledges that existing capital resources are insufficient to support continuing operations of the Company over the next 12 months.  Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations.  Management plans to pursue additional required capital funding through multiple sources.  Management believes that the Company will need approximately $1,500,000 of additional capital over the next 12 months to execute Management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500 and introduction of additional product models in 2013.  Management believes that the outstanding warrants could generate as much as $253,500.  Management will attempt to raise approximately $1,500,000 through a private, non-public sale of 15,000,000 common shares to existing accredited shareholders and others with whom management has pre-existing substantive relationships.  Management may approach prospective lenders for additional capital in the form of debt, if necessary.  Lastly, the Company forecasts increasing sales in 2013 may begin to provide additional capital to support on-going operations.  While no assurances can be given regarding the achievement of future results as actual results may differ materially, management anticipates adequate capital resources to support continuing operations over the next 12 months through the combination of forecasted sales, existing cash reserves and additionally infused capital through exercised warrants.

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

Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to FASB ASC 740-10-25 “Income Taxes – Recognition”.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by FASB ASC 740-10-25-5.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

At March 31, 2013, the Company has net operating loss carry forwards of approximately ($1,026,000), which will expire in 2032 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2013, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

At March 31, 2013 and December 31, 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of March 31, 2013 and December 31, 2012.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2012 and December 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b).  Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, particularly during the period when this report was being prepared.

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this quarterly report on Form 10-Q.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2013, the Company sold 400,000 common shares to two (2) accredited investors resulting from the exercise of 400,000 common stock purchase warrants for a total consideration of $24,000.  The common shares were priced at $0.06 per share under the terms of the warrant agreements.

During the quarter ended March 31, 2013, the Company sold 2,500,000 common shares to three (3) accredited investors for a total consideration of $250,000.  The common shares were priced at $0.10 per share.

The Company relied on the transaction exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D Rule 506.  The shares are restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Securities Act of 1933, as amended.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

G2 Patent and License Assignment Defects Cured

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

We believe that the previously disclosed patent and license assignment defects have been cured to our satisfaction.

Coghlan Family Corporation Promissory Note Amendment

On February 1, 2013, the Company agreed with Coghlan Family Corporation (“CFC”) to a second amendment to the promissory note which increased the principal balance to $175,000, increased the interest rate to 12%, extended the term of the note to the sooner of May 1, 2014 or the raising of $500,000 in private equity funds, and issued 150,000 common stock purchase warrants with an exercise price of $0.03 per share and expiration date of three (3) years.  There were no monetary fees for these extensions.  John Coghlan is the president of Coghlan Family Corporation.  Mr. Coghlan is also the President and CEO of Genesis Financial, Inc., an affiliate company shareholder owning 6.14% of AWG International Water Corporation’s common stock.

Consulting Agreement with Frontier Mutual, LLC

On February 5, 2013, the Company entered into a new Consulting Agreement with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff’s family members commencing on February 1, 2013.  The compensation under this agreement provides for the payment of $10,000 per month, commission of 2% and 1% of Gross Margin resulting from Sales generated by Frontier Mutual, LLC during years 1 and 2, respectively, issuance of 1,500,000 common stock purchase warrants that vest on February 1, 2014 with an exercise price of $0.03 per share and expiration date of three (3) years after vesting, and issuance of 1,000,000 common stock purchase warrants that vest on a prorated basis of Frontier Mutual LLC achieving $1,000,000 of fully collected Sales at a minimum Gross Margin of 35% with an exercise price of $0.03 per share and expiration date of three (3) years after vesting.  The Consulting Agreement expires on January 31, 2014.  On February 6, 2013, Mr. Sodorff became a member of the Company’s board of directors.

Stock Cancellation Agreement with CanAmera Management, Inc.

On February 20, 2013, the Company entered into a Stock Cancellation Agreement with CanAmera Management, Inc., which is owned by Keith White (52.5%) and Robb Perkinson (47.5%), both Affiliates of the Company.  In connection with the Company’s February 2013 private placement transaction, CanAmera Management, Inc. agreed to cancel 18,307,692 common shares.  CanAmera Management, Inc. cancelled 355,575 of the common shares as reimbursement of $47,883 of expenses incurred by the Company to resolve the Everest Water patent assignment.  CanAmera Management, Inc. cancelled the additional 17,952,117 shares, at the request of management, in order to provide a favorable future financing capital structure for the Company.  The Stock Cancellation Agreement contains certain benchmarks for raising additional investment capital.  In the event that these benchmarks are not reached, the Company may be required to reissue a portion of the cancelled and unsold shares back to the original shareholders at the then current market price.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*

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

Date:  May 15, 2013

AWG International Water Corporation

(Registrant)

           /s/ Keith White

/s/ Jeff R. Mitchell

By:________________________________

________________________________

           Keith White

Jeff R. Mitchell

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)