Form 10-Q
period 2013-06-30
AWG International Water Corp
filed 2013-08-09
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2015 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   August 9, 2013 there were 110,471,016 shares of the Company’s common stock were issued and outstanding.

AWG INTERNATIONAL WATER CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

27

ITEM 4.  CONTROLS AND PROCEDURES

27

PART II – OTHER INFORMATION

28

ITEM 1.  LEGAL PROCEEDINGS

28

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

28

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

28

ITEM 4.  MINE SAFETY DISCLOSURES

28

ITEM 5.  OTHER INFORMATION

28

ITEM 6.  EXHIBITS

29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AWG International Water Corporation

(A Development Stage Company)

Consolidated Financial Statements

Quarter ended June 30, 2013

AWG INTERNATIONAL WATER CORPORATION (A Development Stage Company) Consolidated Balance Sheets As of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(unaudited)

ASSETS
Current assets
Cash	$ 23,834	$ 1,402
Accounts receivable	-	4,653
Deposit on product (Note 5)	70,407	119,567
Inventory (Note 6)	136,137	38,953
Total current assets	230,378	164,575

Fixed assets, net (Note 7)	10,073	10,328

Other assets
Technology acquisition (Note 8)	39,871	41,969

Total assets	$ 280,322	$ 216,872

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 57,580	$ 101,841
Accrued liabilities (Note 9)	150,718	219,575
Notes payable (Note 10)	-	145,000
Total current liabilities	208,298	466,416

Commitments & contingencies (Note 11)	-	-

SHAREHOLDERS' EQUITY(DEFICIT)
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at June 30, 2013 or December 31, 2012, respectively. (Note 14)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 108,656,183 and 120,276,375 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively. (Note 14)	108,657	120,276
Additional paid-in-capital	3,628,193	2,140,979
Deficit accumulated during the development stage	(3,664,826)	(2,510,799)
Total shareholders' equity(deficit)	72,024	(249,544)
Total liabilities and shareholders' equity(deficit)	$ 280,322	$ 216,872

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Six months ended June 30, 2013 and 2012 and Accumulated since Date of Inception (March 18, 2010)

					Accumulated from
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	March 18, 2010 to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ -	$ (10,450)	$ 91,900	$ 2,643	$ 176,350
Cost of sales	-	-	56,835	14,792	133,856

Gross profit (loss)	-	(10,450)	35,065	(12,149)	42,494

GENERAL & ADMINISTRATIVE EXPENSES
Travel & entertainment	3,367	28,193	9,787	38,484	164,131
Professional fees	255,577	223,780	460,894	305,695	1,936,242
Stock option compensation (non-cash)	316,880	-	623,130	-	1,235,630
Other	50,419	24,787	68,405	38,601	263,892

Total General & Administrative Expenses	626,243	276,760	1,162,217	382,779	3,599,896

Operating loss	(626,243)	(287,210)	(1,127,152)	(394,928)	(3,557,402)

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	-	-	-	26,589
Interest income	-	-	-	-	3,298
Miscellaneous expense	(16,900)	-	(19,500)	-	(100,406)
Interest expense	(2,625)	(863)	(7,375)	(8,435)	(36,905)

Net loss	$ (645,768)	$ (288,072)	$ (1,154,027)	$ (403,363)	$ (3,664,826)

Net loss per common share:
Basic and fully diluted	$ (0.01)	$ 0.00	$ (0.01)	$ (0.01)

Weighted average number of common shares:
Basic and fully diluted	107,777,016	77,931,000	105,836,632	77,908,716

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the six months ended June 30, 2013 and 2012 and Accumulated since Date of Inception (March 18, 2010)

			Accumulated from
	Six Months Ended	Six Months Ended	March 18, 2010 to
	June 30, 2013	June 30, 2012	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (1,154,027)	$ (403,363)	$ (3,664,826)
Depreciation and amortization	23,383	-	23,765
Change in fair value of warrants	-	-	67,076
Stock issued for services	-	-	162,879
Stock based compensation	623,130	4,550	1,235,630
Vesting of stock warrants for services	126,390	-	126,390
Changes in assets and liabilities:
Accounts receivable	4,653	-	-
Deposits	49,160	(25,000)	(69,812)
Inventory	(97,184)	-	(136,137)
Interest receivable	-	-	(2,923)
Accounts payable	(44,261)	(35,585)	5,342
Other accruals	(68,857)	108,471	148,014
Net cash used by operating activities	(537,613)	(350,927)	(2,104,602)

Cash flows from investing activities:
Fixed assets	(1,530)	-	(12,240)
Technology acquisition	-	(5,753)	(5,753)
Notes receivable	-	-	(30,317)
Cash proceeds from acquisition	-	157,597	157,597
Net cash provided/(used) by investing activities	(1,530)	151,844	109,287

Cash flows from financing activities:
Common stock issued for cash	706,575	-	1,526,084
Payments on notes payable	(175,000)	(1,445)	(176,445)
Borrowings on notes payable	30,000	357,638	668,065
Notes payable - related party receipts	-	-	8,622
Notes payable - related party payments	-	-	(7,177)
Net cash provided by financing activities	561,575	356,193	2,019,149

Increase in cash	22,432	157,110	23,834

Cash, beginning of period	1,402	439	-
Cash, end of period	$ 23,834	$ 157,549	$ 23,834

Non-cash investing and financing activities:
Discount on financing	$ 19,500	$ -	$ 19,500
Cancellation of common stock by shareholders	$ 18,370	$ -	$ 18,308
Capital contribution of notes payable - related party	$ -	$ -	$ 22,817

Supplemental disclosure of cash flow information
Interest paid	$ 7,375	$ 8,200	$ 31,794

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

AWG International Water Corporation (“AWGI”) designs and sells Atmospheric Water Generation products.  These products harvest water from the humidity in the atmosphere to produce pure drinkable water.  AWGI utilizes contract manufacturers to assemble its products.  AWGI markets and sells its products through a network of domestic and international distributors with clearly identified geographic territories.

BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of AWG International Water Corporation and subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") (See Management Statement regarding Going Concern in Note 3).  Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or for any other interim period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2012 filed on April 12, 2013.

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

On June 12, 2012, AWG International Water Corporation filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada changing its name from MIP Solutions, Inc. to AWG International Water Corporation and increasing the Capital Stock to consist of 500,000,000 shares of common stock, $0.001 par value and 100,000,000 of preferred stock, $0.001 par value

The Company’s year-end is December 31.

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

The Company’s business continues to be in the development stage as defined in FASB ASC 915-10-20.  The Company has devoted substantially all of its efforts to business planning and product development.  The Company is now focusing its efforts toward establishing distribution channels and transitioning from development stage to commercialization.

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

C.  Cash and Cash Equivalents

At June 30, 2013 and December 31, 2012, cash and cash equivalents consisted of checking accounts.

D.  Long-Lived Assets

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

At June 30, 2013 and December 31, 2012, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

I.  Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed at least annually for impairment or when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of June 30, 2013 and December 31, 2012.

J.  Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2013 and December 31, 2012.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2013 or December 31, 2012.  The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended June 30, 2013 or December 31, 2012.

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

NOTE 3:  GOING CONCERN UNCERTAINTIES

The Company has not generated positive cash flows since inception, which raises substantial doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon achieving positive cash flow from operations and obtaining additional financing to fund ongoing operations.

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

The shares of AWG International Water Corporation’s common stock issued to the former holders of AWG International, Inc.’s common stock in connection with the Business Combination, and the shares of the Company's common stock and warrants issued in the Private Placement, were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, Regulations D and S promulgated under Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering.  These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  Certificates representing these shares contain a legend stating the restrictions applicable to such shares.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Business Combination transaction date. The Business Combination transaction was considered a reverse acquisition for accounting purposes.

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

NOTE 5:  DEPOSITS ON PRODUCT

At June 30, 2013 and December 31, 2012, there was a balance of $70,407 and $119,567, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 6:  INVENTORY

At June 30, 2013 and December 31, 2012, the Inventory balance was $136,137 and $38,953, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company maintains an inventory of finished goods, filters and coil coating materials that are used both in the manufacture of new units and as replacements in previously sold units.

NOTE 7:  FIXED ASSETS

At June 30, 2013 and December 31, 2012, the Fixed Assets balance was $10,073 and $10,328, respectively, net from accumulated depreciation.  The Company maintains several demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of June 30, 2013, the Company has recognized $2,167 of accumulated depreciation.

NOTE 8:  TECHNOLOGY ACQUISITION & PATENTS

The technology supporting the Company’s products (“Technology Acquisition”) was obtained as described below.

Under the terms of the assignment, and subject to one exception discussed below concerning the G2 Assets, the Company owns exclusive and non-exclusive rights to manufacture, market and sell certain products covered under individual patents and/or patents pending.  In return, the persons making the assignment received 500,000 common shares of the Company.  The Company incurred no additional costs related to the assignment and patent protection during second quarter 2013.

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

The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement to the U.S. Patent No. 7,272,947.  These patents are associated with the Company’s Model 2500 product.

The costs associated with curing the patent and assignment defects were paid by the Company.  CanAmera Management agreed and has returned for cancellation 355,525 of its Company common shares valued at $47,883, the estimated cost of curing the defects.

On November 19, 2010, Licensee, the patent application owner, assigned Patent Cooperation Treaty (PCT) application number PCT/US2010/57371 to AWG International, Inc.   On May 18, 2012, AWG filed U.S. patent application number 13/510,757 claiming priority to PCT/US2010/57371.  This patent supports the proposed G3 product line.  In consideration of this assignment, 250,000 shares of AWG common stock were issued to Licensee.  At the time of the Technology Acquisition, the Company determined the value of the Technology Acquisition to be $36,216 based upon the actual, verifiable costs associated with securing the patent.  The Company determined the benefit period of the Technology Acquisition to be 5-years and began amortization in the second quarter of 2013.  For the six month period ended June 30, 2013, the amortization was $2,098.

On April 19, 2012, the inventor and owner, Mr. Keith White, assigned all rights, title and interests of Patent application number 61/489,588 titled “Atmospheric Water Generation System” to AWG International Inc.  The technology associated with this patent will be used for a future line of proposed G4 and G5 products.

NOTE 9:  ACCRUED LIABILITIES

At June 30, 2013 and December 31, 2012, the Accrued liabilities balance was $150,718 and $219,575, respectively.  The Company has incurred $40,000 of unpaid consulting fees with Frontier Mutual, LLC.  The Company has accrued unpaid professional fees of $73,000.  The Company has $10,863 of accrued payroll taxes.  The Company has accepted a customer deposit from one of its distributors in the amount of $21,855 for a pending order.  Additionally, the Company has accrued $5,000 for maintaining exclusive industry rights with one of its critical vendors.

NOTE 10:  NOTES PAYABLE

At June 30, 2013 and December 31, 2012, the Notes payable balance was nothing and $145,000, respectively.

The Coghlan Family Corporation (“CFC”) note of $175,000, which was due on the sooner of May 1, 2014 or the raising of $500,000 in private equity funds, and issued 150,000 common stock purchase warrants with an exercise price of $0.03 per share and an expiration date of three (3) years was paid in full during the quarter.  The unamortized discount was expensed in the current period.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 11:  COMMITMENTS AND CONTINGENCIES

On July 29, 2010, the Company entered into a memorandum of understanding to acquire the exclusive rights to utilize a proprietary coating technology in atmospheric water generation applications.  Subsequently, the July 29, 2010 memorandum of understanding was replaced on June 17, 2011.  Under the terms of the agreement, the Company secured the exclusive rights to the coating technology for atmospheric water generation applications.  The term of the agreement is three years and, unless terminated, shall automatically renew for an additional three years on each three year anniversary.  The agreement called for the payment of a license and exclusivity fee of $10,000 in two payments of $5,000 each.  The initial payment has been paid.  Through an amendment dated September 30, 2012, the parties agreed and acknowledged there had been no breaches of the original agreement, extended the timing of the remaining $5,000 payment to June 1, 2013, and waived all previous and/or future minimum purchase requirements.  The Company maintains an accrual of $5,000 in Accrued liabilities for this obligation.  See Note 9 – Accrued Liabilities.

On October 14, 2011, the Company entered into a joint development agreement for the development of a custom, exclusive bacteria static cartridge for new residential/commercial applications.  The budget for this project is $36,852, which the Company agreed to fund.  To date, the expenditures on this development project have totaled $29,238.

The Stock Cancellation Agreement contains certain benchmarks for raising additional investment capital.  In the event that these benchmarks are not reached, the Company may be required to reissue a portion of the cancelled and unsold shares back to the original shareholders at the then current market price.  See Note 14 – Common Stock.

NOTE 12:  RELATED PARTY TRANSACTIONS

The technology behind the Company’s products, (“Technology Acquisition”) was acquired through an exclusive Irrevocable Patent Assignment.  See Note 8 – Technology Acquisition and Patents.

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

On July 10, 2012, the board of directors authorized the issuance of 13,742,000 common stock options to the Company’s President and Chief Operating Officer and 14,947,000 common stock options to the Company’s Chief Financial Officer and Secretary.  The options vest over four (4) years.  On July 10, 2013, twenty-five percent (25%) of the options vested.  After July 10, 2013, the options will vest at six and a quarter percent (6.25%) each quarter.  The common stock options have a ten (10) year exercise term.

Using the Black Scholes model, the Company assessed the financial statement presentation impact of the value ascribed to the issuance of the 28,689,000 common stock options as approximately $4,900,000.  The Company will recognize the expense using the straight-line method over the 4-year vesting term of the common stock options.  The estimated annual expense to the Company associated with these common stock options is:

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

2012	$ 612,500
2013	$1,225,000
2014	$1,225,000
2015	$1,225,000
2016	$ 612,500

During the quarter ended June 30, 2013 and the year ended December 31, 2012, the Company expensed $612,500 and $612,500, respectively.

On May 1, 2013, the board of directors authorized the issuance of 1,500,000 common stock options to the Company’s Director of Global Sales and Marketing.  The options vest over four (4) years.  On May 1, 2014, twenty-five percent (25%) of the options vest.  Thereafter, the options vest at six and a quarter percent (6.25%) each quarter.  The common stock options have a ten (10) year exercise term.

Using the Black Scholes model, the Company assessed the financial statement presentation impact of the value ascribed to the issuance of the 1,500,000 common stock options as approximately $255,000.  The Company will recognize the expense using the straight-line method over the 4-year vesting term of the common stock options.  The estimated annual expense to the Company associated with these common stock options is:

2013	$42,505
2014	$63,750
2015	$63,750
2016 2017	$63,750 $21,245

During the quarter ended June 30, 2013, the Company expensed $10,630.

The Company used the Black-Scholes option price calculation to value the options using the following assumptions:  risk-free interest rate of 1.5%, and volatility of 150%.

NOTE 13:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the period ending June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013	December 31, 2012
Warrants outstanding at beginning of period	3,300,000	12,650,000
Issued	2,650,000	-
Cancelled	-	(150,000)
Exercised	(650,000)	(9,200,000)
Warrants outstanding at end of period	5,300,000	3,300,000

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

A detail of warrants outstanding on June 30, 2013 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.06 per share	2,800,000	July 16, 2013
Exercisable at $0.03 per share	1,500,000	February 5, 2016
Exercisable at $0.03 per share	1,000,000	Various - 2016

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

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2013
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	108,656,183 common shares

On February 1, 2013, the Company agreed with Coghlan Family Corporation (“CFC”) to a second amendment to the promissory note which increased the principal balance to $175,000, increased the interest rate to 12%, extended the term of the note to the sooner of May 1, 2014 or the raising of $500,000 in private equity funds, and issued 150,000 common stock purchase warrants with an exercise price of $0.03 per share and expiration date of three (3) years.  There were no monetary fees for these extensions.  The balance of this note and accrued interest has been paid in full.  See Note 10 – Notes Payable.

On February 5, 2013, the Company entered into a new Consulting Agreement with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff’s family members commencing on February 1, 2013.  The compensation under this agreement provides for the payment of $10,000 per month, commission of 2% and 1% of Gross Margin resulting from Sales generated by Frontier Mutual, LLC during years 1 and 2, respectively, issuance of 1,500,000 common stock purchase warrants that vest on February 1, 2014 with an exercise price of $0.03 per share and expiration date of three (3) years after vesting, and issuance of 1,000,000 common stock purchase warrants that vest on a prorated basis of Frontier Mutual LLC achieving $1,000,000 of fully collected Sales at a minimum Gross Margin of 35% with an exercise price of $0.03 per share and expiration date of three (3) years after vesting.  The Consulting Agreement expires on January 31, 2014.  See Note 9 – Accrued Liabilities.

On February 20, 2013, the Company entered into a Stock Cancellation Agreement with CanAmera Management, Inc., which is owned by Keith White (52.5%) and Robb Perkinson (47.5%), both Affiliates of the Company.  In connection with the Company’s February 2013 private placement transaction, CanAmera Management, Inc. agreed to cancel 18,307,692 common shares.  CanAmera Management, Inc. cancelled 355,575 of the common shares as reimbursement of $47,883 of expenses incurred by the Company to resolve the Everest Water patent assignment.  CanAmera Management, Inc. cancelled the additional 17,952,117 to provide an appropriate pre-financing capital structure for the Company.  This facilitates the Company proceeding with a non-public, private placement offering to raise approximately $1,500,000 from accredited investors through a non-dilutive offering.  See Note 11 – Commitments and Contingencies.

In February 2013, the Company began a non-public, private placement offering under Regulation D paragraph 506 to raise approximately $1,500,000 from accredited investors.  The offering is limited to accredited investors with whom the Company’s management has substantive and pre-existing relationships.  The offering consists of 15,000,000 common shares of stock to be offered to accredited investors at $0.10 per share.  See Note 16 – Subsequent Events.

On March 20, 2013, the holders of Common Stock Purchase Warrants exercised for the purchase of 400,000 common shares at $0.06 per share.

On March 20, 2013, the Company sold 1,500,000 common shares to an accredited investor at $0.10 per share.

On March 22, 2013, the Company sold 400,000 common shares to an accredited investor at $0.10 per share.

On March 29, 2013, the Company sold 600,000 common shares to an accredited investor at $0.10 per share.

On April 10, 2013, the Company sold 600,000 common shares to accredited investors at $0.10 per share.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

On April 25, 2013, the Company sold 500,000 common shares to accredited investors at $0.10 per share.

On April 17, 2013, the Company issued 400,000 common shares in lieu of cash in an offshore transaction to Green Wise Energy, a British Columbia company at $0.2552 per share as full satisfaction for consulting services totaling $102,075.

On May 13, 2013, the Company cancelled 62,500 common shares previously issued to J. Taylor.  The Company had believed that a J. Taylor had been entitled to these shares in connection with a consulting agreement in or about 2008.  These shares had never been physically issued to J. Taylor.  The Company has not been able to locate an agreement, or determine the address or location of J. Taylor.  Based on this lack of information, the Company was unable to escheat the shares to the appropriate state agency.  Due to current law, we are unable to issue and deliver these shares and therefore believe cancellation is appropriate under the circumstances.

On May 15, 2013, the Company sold 1,750,000 common shares to an accredited investor at $0.10 per share.

On May 15, 2013, the holder of Common Stock Purchase Warrants exercised for the purchase of 150,000 common shares at $0.03 per share.

On May 22, 2013, the Company sold 100,000 common shares to an accredited investor at $0.10 per share.

On June 12, 2013, the holder of Common Stock Purchase Warrants exercised for the purchase of 100,000 common shares at $0.06 per share.

On June 18, 2013, the Company sold 250,000 common shares to an accredited investor at $0.10 per share.

NOTE 15:  INCOME TAXES

The Company is subject to taxation in the U.S. and the state of Washington.  At June 30, 2013 and December 31, 2012, AWG International Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $1,034,000 and $854,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $3,041,000, which expire in the year 2033.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $1,034,000 and $854,000 has been established at June 30, 2013 and December 31, 2012, respectively.

The significant components of the Company’s net deferred tax assets at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Net operating loss carry forwards	$3,041,000	$2,511,000
Deferred tax asset	1,034,000	854,000
Deferred tax asset valuation allowance	(1,034,000)	(854,000)
Net deferred tax asset	$-	$-

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

Due to the reverse acquisition, the Company is restricted in the future use of net operating loss and tax credit carry-forwards generated by AWG International Water Corporation before the effective date of the Business Combination in 2012.  Both of the Companies’ separate loss years’ net operating losses will be subject to possible limitations concerning changes of control and other limitations under the Internal Revenue Code.  The net operating loss carry-forwards are subject to annual limitations which are cumulative until they expire.  The Company is in the process of determining the annual allowable net operating loss deduction should the Company generate taxable income.  Since both of the Companies which were parties to the share exchange have substantial valuation allowances against any components of deferred taxes, management believes that no material differences in tax allocations will arise from the share transaction.

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2013, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at June 30, 2013 or December 31, 2012, and has not recognized interest and/or penalties in the statement of operations for the years ending December 31, 2012 and 2011.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2007.  The Company has not filed its federal or state tax returns for years 2008 through and including 2012.  The Company is working towards resolving these delinquencies.

NOTE 16:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to June 30, 2013, identifying those that are required to be disclosed as follows:

On July 10, 2013, the holder of Common Stock Purchase Warrants exercised and purchased 250,000 common shares at $0.06 per share.

On July 16, 2013, the holders of Common Stock Purchase Warrants exercised and purchased 814,833 common shares at $0.06 per share.

On July 16, 2013, 1,675,000 $0.06 Common Stock Purchase Warrants expired.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

On July 22, 2013, the board of directors authorized the issuance of 750,000 common stock options to each of the Company’s Chief Executive and Technology Officer, President and Chief Operating Officer and Chief Financial Officer.  The options vest over four (4) years.  On July 22, 2014, twenty-five percent (25%) of the options vest.  Thereafter, the options vest at six and a quarter percent (6.25%) each quarter.  The common stock options have a ten (10) year exercise term.  Using the Black Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of the 2,250,000 common stock options as approximately $247,500.  The Company will recognize the expense of issuing these common stock options using the straight-line method over the 4-year vesting term of the common stock options.  The estimated annual expense to the Company associated with these common stock options is:

2013	$25,786
2014	$61,875
2015	$61,875
2016	$61,875
2017	$36,089

The Company will begin expensing this cost during the third quarter of 2013.

On July 25, 2013, the Company sold 750,000 common shares to accredited investors at $0.10 per share.

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

WaterPro 100

We plan to manufacture the WaterPro 100 model in Spokane, Washington.  A prototype of this model is under final construction.  The design and development of this model is based on a joint collaboration between the Company and the Spokane manufacturer.  We are currently negotiating the terms of a joint collaboration agreement.

WaterPro 400

The WaterPro 400 model is in the developmental design phase with a manufacturer in Michigan.  A prototype of this model is complete.  The design and development of this model is based on a joint collaboration between the Company and the Michigan manufacturer.  The Company anticipates field trial testing of the WaterPro 400 will commence during the third quarter of 2013.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been modest.  For the next few quarters, we project minimal sales as we build our distribution network.  For the quarter ending June 30, 2013, we had no revenue compared to $10,450 in net sales returns for the quarter ending June 30, 2012.  The lack of revenue resulted from sufficient inventory on-hand at our distributors warehouses to meet their local sales volume.  As the distributors sell the inventory in their warehouses, the Company anticipates increasing revenue in 2013.  For the years ended December 31, 2012 and December 31, 2011, we had revenue of $19,675 and $54,640, respectively.  This revenue was generated from the sale of the G2 product, which is no longer available for sale.  The decrease in revenue was attributable to lack of product availability from our manufacturer, inability to ship to the U.S. as the Company waited on the ETL mark certification, and the Company’s focus on resolving intellectual property issues.  Currently, we are focusing sales efforts on the Model 2500 product.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, administrative payroll and legal fees associated with patent maintenance.  For the quarter ending June 30, 2013, we had $626,243 in general and administrative expenses compared with $276,760 for the quarter ending June 30, 2012.  This increase in general and administrative expenses was the result of the non-cash amortization of stock options in the amount of $316,880, non-cash amortization of warrants issued for consulting fees in the amount of $75,834 and increased expenditure of approximately $25,000 for miscellaneous expenses, offset by a reduction of approximately $43,000 for professional fees such as consulting fees, auditor fees, and legal fees and executive payroll and reduction of approximately $25,000 in travel & entertainment.  For the year ended December 31, 2012, we had $857,090, excluding $612,500 of non-cash amortization associated with stock option compensation, in general and administrative expenses compared to $515,917 in general and administrative expenses for the year ended December 31, 2011.  This increase in general and administrative expenses was primarily the result of increased spending related to research and development, intellectual property and other general and administrative expenses.  The research and development expenses for the years ending December 31, 2012 and December 31, 2011 were $74,634 and $38,205, respectively.  The $36,429 increase was due to additional development work on the Model 2500.  The legal and intellectual property expenses for the years ending December 31, 2012 and December 31, 2011 were $143,469 and $41,536, respectively.  The $101,933 increase was primarily related to the Business Combination transaction costs and patent assignment defect resolution costs.  The consulting and general professional fees expenses for the years ending December 31, 2012 and December 31, 2011 were $493,205 and $321,972, respectively.  The $171,232 increase was primarily related to the consulting contracts with Green Wise Energy and Frontier Mutual.  The accounting and public reporting expenses for the years ending December 31, 2012 and December 31, 2011 were $45,201 and $14,286, respectively.  The $30,915 increase was related to the Business Combination transaction costs and related SEC filing costs, the SEC comment letter resolution process and on-going quarterly public reporting costs. The other general and administrative operating costs for the years ending December 31, 2012 and December 31, 2011 were $100,582 and $99,937, respectively.  The $645 increase was related to immaterial fluctuations in sales and marketing, benefits, administrative and travel.

The Company reported minimal gross profits since inception on March 18, 2010.  The gross profit was the result of shipping units internationally and miscellaneous parts globally.

Liquidity and Capital Resources

As of June 30, 2013, we had $23,834 of cash, total current assets of $230,378, total current liabilities of $208,298 and total stockholders' equity of $72,024, compared to $1,402 of cash, total current assets of $164,575, total current liabilities of $466,416, and total stockholders' deficit of $249,544 as of December 31, 2012.

The Company experienced negative cash flow used by operations during the six months ended June 30, 2013 of ($537,613) compared to the six months ended June 30, 2012 of ($350,927).  The Company experienced negative cash flows from investing activities of ($1,530) for the six months ended June 30, 2013 compared to positive cash flows from investing activity of $151,844 for the six months ended June 30, 2012.  The Company experienced positive cash flows from financing activities of $561,575 for the six months ended June 30, 2013 compared to $356,193 for the six months ended June 30, 2012.

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

Our financial objective is to make sure the Company has the operating capital to fund on-going operating activities, investments and growth.  We intend to fund future capital needs through our current cash position, additional credit facilities, future operating cash flow and debt or equity financing.  We are continually evaluating these options to make sure we have the best mix of capital resources to meet our needs.

For the year ended December 31, 2012, the Company funded its operations with debt and equity.  The Company’s funding source was the sale of equity securities and a loan from Coghlan Family Corporation (CFC) in the amount of $150,000.  As of December 31, 2012, the balance outstanding on this loan is $125,000.

As of December 31, 2012, the Company had debt of $145,000, which was comprised of the Coghlan Family Corporation (CFC) debt of $125,000 and The John Hopkins University Applied Physics Laboratory (“JHU/APL”) settlement obligation of $20,000.  On May 15, 2013, the Company paid $175,000 to CFC as full satisfaction of the loan agreement.  On March 26, 2013, the Company paid $20,000 to the John Hopkins University as full satisfaction of the Mutual Termination Agreement with JHU/APL.

The February 1, 2013 amended CFC note had a principal balance was $175,000, interest rate of 12%, and due date of the sooner of May 1, 2014 or the raising of $500,000 in private equity funds.  The amendment required the Company to grant CFC 150,000 common stock purchase warrants with an exercise price of $0.03 per share and an expiration date of three (3) years.  The Company utilized the Black Scholes model to determine the discount value associated with the common stock warrants.  The discount value applied against the note and to be amortized over the life of the note is $19,500.  With the early pay-off of the note on May 15, 2013, the remaining discount was amortized during the period ended June 30, 2013 of $16,900.

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

As of June 30, 2013, AWG International Water Corporation has no debt.

At June 30, 2013, the Company had 5,300,000 outstanding warrants with various exercise prices between $0.03 and $0.06, which if exercised, could generate $243,000 cash to support ongoing operations.  The warrants are immediately exercisable at the option of the warrant holders.  The Company cannot be assured that the warrant holders will exercise any warrants. See Footnote 16-Subsequent Events.

Management acknowledges that existing capital resources are insufficient to support continuing Company operations over the next 12 months.  Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations.  Management plans to pursue additional required capital funding through multiple sources.  Management believes that the Company will need approximately $1,500,000 of additional capital over the next 12 months to execute management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500 and introduction of additional product models in 2013.  Management believes that the outstanding warrants could generate as much as $243,000.  Management will attempt to raise approximately $1,500,000 through a private, non-public sale of 15,000,000 common shares to existing accredited shareholders and others with whom management has pre-existing substantive relationships.  Management may approach prospective lenders for additional debt capital, if necessary.  Lastly, the Company forecasts increasing sales in 2013 may begin to provide additional capital to support on-going operations.  While no assurances can be given regarding the achievement of future results as actual results may differ materially, management anticipates adequate capital resources to support continuing operations over the next 12 months through the combination of forecasted sales, existing cash reserves and cash from exercised warrants.

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

At June 30, 2013, the Company has net operating loss carry forwards of approximately ($3,041,000), which will expire by 2033 and are calculated at an expected tax rate of approximately 34%.  As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $1,034,000 has been established at June 30, 2013.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2013, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Pursuant to FASB ASC 740, income taxes are provided for based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by FASB ASC 740 to allow recognition of such assets.  The Company has not filed its federal or state tax returns for years 2008 through and including 2012.  The Company is working towards resolving these delinquencies.

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

At June 30, 2013 and December 31, 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of June 30, 2013 and December 31, 2012.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2012 and December 31, 2012.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b).  Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, particularly during the period when this report was being prepared.  The Company is working on a remediation plan to correct these issues.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2013, the Company sold 250,000 common shares to two (2) accredited investors resulting from the exercise of 250,000 common stock purchase warrants for a total consideration of $10,500.  The common shares were priced at $0.03 and $0.06 per share under the terms of the warrant agreements.

During the quarter ended June 30, 2013, the Company sold 3,200,000 common shares to seven (7) accredited investors for a total consideration of $320,000.  The common shares were priced at $0.10 per share.

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

None.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*

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

Date:  August 9, 2013

AWG International Water Corporation

(Registrant)

           /s/ Keith White

/s/ Jeff R. Mitchell

By:________________________________

________________________________

           Keith White

Jeff R. Mitchell

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)