Form 10-Q
period 2013-09-30
AWG International Water Corp
filed 2013-10-25
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2015 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   October 25, 2013 there were 112,721,016 shares of the Company’s common stock were issued and outstanding.

AWG INTERNATIONAL WATER CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 4.  CONTROLS AND PROCEDURES

26

PART II – OTHER INFORMATION

27

ITEM 1.  LEGAL PROCEEDINGS

27

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

27

ITEM 4.  MINE SAFETY DISCLOSURES

27

ITEM 5.  OTHER INFORMATION

28

ITEM 6.  EXHIBITS

28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AWG International Water Corporation

(A Development Stage Company)

Consolidated Financial Statements

Quarter ended September 30, 2013

AWG INTERNATIONAL WATER CORPORATION (A Development Stage Company) Consolidated Balance Sheets As of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(unaudited)

ASSETS
Current assets
Cash	$ 41,743	$ 1,402
Accounts receivable	700	4,653
Deposit on product (Note 5)	73,709	119,567
Inventory (Note 6)	132,168	38,953
Prepaid assets (Note 7)	10,309	-

Total current assets	258,629	164,575

Fixed assets, net (Note 8)	11,603	10,328

Other assets
Technology acquisition (Note 9)	37,772	41,969

Total assets	$ 308,004	$ 216,872

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 27,258	$ 101,841
Accrued liabilities (Note 10)	106,729	219,575
Notes payable (Note 11)	-	145,000

Total current liabilities	133,987	466,416

Commitments & contingencies (Note 12)	-	-

SHAREHOLDERS' EQUITY(DEFICIT)
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at September 30, 2013 or December 31, 2012, respectively. (Note 14)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 112,471,016 and 120,276,375 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively. (Note 14)	112,471	120,276
Additional paid-in-capital	4,371,608	2,140,979
Deficit accumulated during the development stage	(4,310,062)	(2,510,799)
Total shareholders' equity(deficit)	174,017	(249,544)

Total liabilities and shareholders' equity(deficit)	$ 308,004	$ 216,872

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Nine months ended September 30, 2013 and 2012 and Accumulated since Date of Inception (March 18, 2010)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	March 18, 2010 to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ 45,300	$ 15,802	$ 137,200	$ 18,445	$ 221,650
Cost of sales	30,975	12,053	87,810	26,845	164,831

Gross profit (loss)	14,325	3,750	49,390	(8,400)	56,819

GENERAL & ADMINISTRATIVE EXPENSES
Travel & entertainment	10,542	8,502	20,329	46,986	174,673
Professional fees	252,879	178,619	713,773	484,314	2,189,121
Stock option compensation (non-cash)	332,505	306,250	955,635	306,250	1,568,135
Other	63,635	12,357	132,041	50,958	327,528

Total General & Administrative Expenses	659,561	505,728	1,821,778	888,508	4,259,457

Operating loss	(645,236)	(501,979)	(1,772,388)	(896,908)	(4,202,638)

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	2,500	-	2,500	26,589
Interest income	-	303	-	303	3,298
Miscellaneous expense	-	(80,906)	(19,500)	(80,906)	(100,406)
Interest expense	-	(3,750)	(7,375)	(12,185)	(36,905)

Net loss	$ (645,236)	$ (583,832)	$ (1,799,263)	$ (987,196)	$ (4,310,062)

Net loss per common share:
Basic and fully diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

Weighted average number of common shares:
Basic and fully diluted	111,804,349	116,201,375	109,184,204	90,317,380

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2013 and 2012 and Accumulated since Date of Inception (March 18, 2010)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Accumulated from March 18, 2010 to June 30, 2013

Cash flows from operating activities:
Net loss	$ (1,799,263)	$ (987,195)	$ (4,310,062)
Depreciation and amortization	7,002	-	7,384
Change in fair value of warrants	-	67,076	67,076
Stock issued for services	-	18,380	162,879
Stock based compensation	955,635	306,250	1,568,135
Vesting of stock warrants for services	221,723	-	221,723
Changes in assets and liabilities:
Accounts receivable	3,953	(2,553)	(700)
Deposits	35,549	(2,945)	(83,423)
Inventory	(93,215)	(24,084)	(132,168)
Interest receivable	-	-	(2,923)
Accounts payable	(74,582)	(80,534)	(24,979)
Other accruals	(112,846)	190,620	104,025

Net cash (used) by operating activities	(856,044)	(514,985)	(2,423,033)

Cash flows from investing activities:
Fixed assets	(4,080)	(4,590)	(14,790)
Technology acquisition	-	(5,753)	(5,753)
Notes receivable	-	-	(30,317)
Cash proceeds from acquisition	-	157,597	157,597

Net cash provided (used) by investing activities	(4,080)	147,254	106,737

Cash flows from financing activities:
Common stock issued for cash	1,045,465	51,000	1,864,974
Payments on notes payable	(175,000)	(1,445)	(176,445)
Borrowings on notes payable	30,000	357,639	668,065
Notes payable - related party receipts	-	-	8,622
Notes payable - related party payments	-	-	(7,177)

Net cash provided by financing activities	900,465	407,194	2,358,039

Increase/(Decrease) in cash	40,341	39,463	41,743

Cash, beginning of period	1,402	439	-

Cash, end of period	$ 41,743	$ 39,902	$ 41,743

Non-cash investing and financing activities:
Discount on financing	$ 19,500	$ -	$ 19,500
Cancellation of common stock by shareholders	$ 18,308	$ -	$ 18,308
Capital contribution of notes payable - related party	$ -	$ -	$ 22,817

Supplemental disclosure of cash flow information
Interest paid	$ 4,750	$ 10,700	$ 29,169

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

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of AWG International Water Corporation and subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") (See Management Statement regarding Going Concern in Note 3).  Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or for any other interim period.  The unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2012 filed on April 12, 2013.

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

On June 12, 2012, AWG International Water Corporation filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada changing its name from MIP Solutions, Inc. to AWG International Water Corporation and increasing the Capital Stock to consist of 500,000,000 shares of common stock, $0.001 par value and 100,000,000 of preferred stock, $0.001 par value

The Company’s year-end is December 31.  The Company is classified as a Development Stage Company.  The Company will not be deemed operating until it successfully launches its commercial product line and achieves two contiguous quarters of revenue.

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

C.  Cash and Cash Equivalents

At September 30, 2013 and December 31, 2012, cash and cash equivalents consisted of checking accounts.

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

The following stock equivalents were deemed to be anti-dilutive.  As of September 30, 2013, the Company had outstanding options exercisable for 32,439,000 shares of its common stock and warrants exercisable for 2,500,000 shares of its common stock.  At September 30, 2012, the Company had outstanding options exercisable for 28,689,000 shares of its common stock and warrants exercisable for 6,300,000 shares of its common stock.  See Note 15 – Common Stock Options and Note 16 – Common Stock Warrants.

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

At September 30, 2013 and December 31, 2012, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

I.  Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed at least annually for impairment or when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of September 30, 2013 and December 31, 2012.

J.  Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2013 and December 31, 2012.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2013 or December 31, 2012.  The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended September 30, 2013 or December 31, 2012.

K.  Impact of New Accounting Standards

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

NOTE 5:  DEPOSITS ON PRODUCT

At September 30, 2013 and December 31, 2012, there was a balance of $73,709 and $119,567, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 6:  INVENTORY

At September 30, 2013 and December 31, 2012, the Inventory balance was $132,168 and $38,953, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company maintains an inventory of finished goods, filters and coil coating materials that are used both in the manufacture of new units and as replacements in previously sold units.

NOTE 7:  PREPAID ASSETS

At September 30, 2013 and December 31, 2012, the Prepaid assets balance was $10,309 and nothing, respectively.  The Company purchases various types of business insurance in the ordinary course of business.  The amount shown here represents the amount that has been paid in advance for the current policies.

NOTE 8:  FIXED ASSETS

At September 30, 2013 and December 31, 2012, the Fixed Assets balance was $11,603 and $10,328, respectively, net from accumulated depreciation.  The Company maintains several demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of September 30, 2013, the Company has recognized $3,187 of accumulated depreciation.

NOTE 9:  TECHNOLOGY ACQUISITION & PATENTS

The Company owns exclusive and non-exclusive rights to manufacture, market and sell certain products covered under individual patents and/or patents pending (“Technology Acquisition”).

The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement to the U.S. Patent No. 7,272,947.  These patents are associated with the Company’s Model 2500 product.  The patent describes a device that produces potable water by extracting water from the air and purifying it by way of cooling and condensing water and removing bacteria or preventing the formation of bacteria.  AWG International, Inc. and Rae Anderson each own a one-half undivided interest in these G2 patent assets (“G2 Assets”).

On November 19, 2010, Licensee, the patent application owner, assigned Patent Cooperation Treaty (PCT) application number PCT/US2010/57371 to AWG International, Inc.   On May 18, 2012, AWG International, Inc. filed U.S. patent application number 13/510,757 claiming priority to PCT/US2010/57371.  This patent supports the proposed G3 product line.  At the time of the Technology Acquisition, the Company determined the value of the Technology Acquisition to be $41,969 based upon the actual, verifiable costs associated with securing the patent.  The Company determined the benefit period of the Technology Acquisition to be 5-years and began amortization in the second quarter of 2013.  For the nine month period ended September 30, 2013, the amortization was $4,197.

On April 19, 2012, the inventor and owner, Mr. Keith White, assigned all rights, title and interests of Patent application number 61/489,588 titled “Atmospheric Water Generation System” to AWG International, Inc.  The technology associated with this patent will be used for a future line of proposed G4 and G5 products.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 10:  ACCRUED LIABILITIES

At September 30, 2013 and December 31, 2012, the Accrued liabilities balance was $106,729 and $219,575, respectively.  The Company has incurred $37,500 of unpaid consulting fees with Frontier Mutual, LLC.  The Company has $59,229 of accrued and unpaid payroll and payroll taxes.  Additionally, the Company has accrued $5,000 for maintaining exclusive industry rights with a critical vendor and $5,000 for accrued legal costs.

NOTE 11:  NOTES PAYABLE

At September 30, 2013 and December 31, 2012, the Notes payable balance was nothing and $145,000, respectively.  The Company has repaid the Coghlan Family Corporation (“CFC”) note in full, which included the $145,000 and an additional amount of $30,000 that was advanced by CFC in a prior quarter.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

On July 29, 2010, the Company entered into a memorandum of understanding to acquire the exclusive rights to utilize a proprietary coating technology in atmospheric water generation applications.  Subsequently, the July 29, 2010 memorandum of understanding was replaced on June 17, 2011.  Under the terms of the agreement, the Company secured the exclusive rights to the coating technology for atmospheric water generation applications.  The term of the agreement is three years and, unless terminated, shall automatically renew for an additional three years on each three year anniversary.  The agreement called for the payment of a license and exclusivity fee of $10,000 in two payments of $5,000 each.  The initial payment has been paid.  Through an amendment dated September 30, 2012, the parties agreed and acknowledged there had been no breaches of the original agreement, extended the timing of the remaining $5,000 payment to June 1, 2013, and waived all previous and/or future minimum purchase requirements.  The Company maintains an accrual of $5,000 in Accrued liabilities for this obligation.  See Note 10 – Accrued Liabilities.

On October 14, 2011, the Company entered into a joint development agreement for the development of a custom, exclusive bacteria static cartridge for new residential/commercial applications.  The budget for this project is $36,852, which the Company agreed to fund.  To date, the expensed costs of this development project have totaled $29,238.

On February 20, 2013, the Company entered into a Stock Cancellation Agreement.  The agreement contains certain benchmarks for raising additional investment capital.  In the event that these benchmarks are not reached, the Company is required to reissue a portion of the cancelled and unsold shares back to the original shareholders at the then current market price.  See Note 14 – Common Stock.

NOTE 13:  RELATED PARTY TRANSACTIONS

The technology behind the Company’s products, (“Technology Acquisition”) was acquired through an exclusive Irrevocable Patent Assignment.  See Note 9 – Technology Acquisition and Patents.

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

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

Also see further disclosures of transactions concerning related parties in Note 14—Common Stock and Note 16—Common Stock Warrants.

NOTE 14:  COMMON STOCK

The Company’s Stockholders’ balance contains the following class of Common and Preferred Stock (par value $0.001) as of:

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

On September 30, 2012, the Company administratively issued all stock from prior transactions with John Hopkins University and Mr. C. Jones.  Since the market value of the Company’s shares had changed, the Company recognized an additional loss of $13,830 as the net change in fair market value of the stock.

On October 3, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 1,500,000 common shares at $0.06 per share.

On December 6, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 1,500,000 common shares at $0.06 per share.

September 30, 2013
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	112,471,016 common shares

On February 1, 2013, the Company agreed with Coghlan Family Corporation (“CFC”) to a second amendment to the promissory note which increased the principal balance to $175,000, increased the interest rate to 12%, extended the term of the note to the sooner of May 1, 2014 or the raising of $500,000 in private equity funds, and issued 150,000 common stock purchase warrants with an exercise price of $0.03 per share and expiration date of three (3) years.  There were no monetary fees for these extensions.  The balance of this note and accrued interest has been paid in full.  See Note 11 – Notes Payable.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

On February 20, 2013, the Company entered into a Stock Cancellation Agreement with CanAmera Management, Inc., which is owned by Keith White (52.5%) and Robb Perkinson (47.5%), both Affiliates of the Company.  In connection with the Company’s February 2013 private placement transaction, CanAmera Management, Inc. agreed to cancel 18,307,692 common shares.  CanAmera Management, Inc. cancelled 355,575 of the common shares as reimbursement of $47,883 of expenses incurred by the Company to resolve the Everest Water patent assignment.  CanAmera Management, Inc. cancelled the additional 17,952,117 to provide an appropriate pre-financing capital structure for the Company.  This facilitates the Company proceeding with a non-public, private placement offering to raise approximately $1,500,000 from accredited investors through a non-dilutive offering.  See Note 12 – Commitments and Contingencies.

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

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

On July 3, 2013, the Company sold 1,000,000 common shares to an accredited investor at $0.10 per share.

On July 10, 2013, the holder of Common Stock Purchase Warrants exercised and purchased 250,000 common shares at $0.06 per share.

On July 16, 2013, the holders of Common Stock Purchase Warrants exercised and purchased 814,833 common shares at $0.06 per share.

On July 25, 2013, the Company sold 750,000 common shares to accredited investors at $0.10 per share.

On September 24, 2013, the Company sold 1,000,000 common shares to an accredited investor at $0.10 per share.

NOTE 15:  COMMON STOCK OPTIONS

Under the Company’s Employee Stock Option Plan (the “Plan”), options are available for issuance to employees, officers, directors, consultants and advisors.  The Plan provides that the Board of Directors will determine the exercise price and vesting terms of each option on the date of the grant.  Options granted under the Plan generally expire 10 years from the date of grant.

The following is a summary of all common stock option activity for the quarter ended September 30, 2013:

	Shares under	Weighted
	Options	Average
	Outstanding	Exercise Price
Outstanding at December 31, 2012	28,689,000	$ 0.18
Options granted	3,750,000	$ 0.13
Options forfeited	-	$ -
Options exercised	-	$ -
Outstanding at September 30, 2013	32,439,000	$ 0.17

		Weighted
	Options	Average Exercise
	Exercisable	Price per Share
Exercisable at December 31, 2012	-	$ -
Exercisable at September 30, 2013	7,172,250	$ 0.18

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

During the quarter ended September 30, 2013, the Company expensed $306,250.  For the year to date period ended September 30, 2013 and the year ended December 31, 2012, the Company expensed $918,750 and $612,500, respectively.

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

2013	$42,505
2014	$63,750
2015	$63,750
2016	$63,750
2017	$21,245

During the quarter ended September 30, 2013, the Company expensed $15,938.  For the year to date period ended September 30, 2013, the Company expensed $26,568.

On July 22, 2013, the board of directors authorized the issuance of 750,000 common stock options to each of the following: the Company’s Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer and Secretary.  These 2,250,000 options vest over four (4) years.  On July 22, 2014, twenty-five percent (25%) of the options vested.  After July 22, 2014, the options will vest at six and a quarter percent (6.25%) each quarter.  The common stock options have a ten (10) year exercise term.

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

During the quarter ended September 30, 2013, the Company expensed $10,318.  For the year to date period ended September 30, 2013, the Company expensed $10,318.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

The Company used the Black-Scholes option price calculation to value the options using the following assumptions:  risk-free interest rate of 1.5%, and volatility of 150%.

There are no dividends expected with these stock options.

NOTE 16:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the period ending September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013	December 31, 2012
Warrants outstanding at beginning of period	3,300,000	12,650,000
Issued	2,650,000	-
Cancelled	(1,735,167)	(150,000)
Exercised	(1,714,833)	(9,200,000)
Warrants outstanding at end of period	2,500,000	3,300,000

A detail of warrants outstanding on September 30, 2013 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,500,000	February 5, 2016
Exercisable at $0.03 per share	1,000,000	Various - 2016

On February 5, 2013, the Company entered into a Consulting Agreement with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff’s family members commencing on February 1, 2013.  The compensation under this agreement provides for the payment of $10,000 per month, commission of 2% and 1% of Gross Margin resulting from Sales generated by Frontier Mutual, LLC during years 1 and 2, respectively, issuance of 1,500,000 common stock purchase warrants that vest on February 1, 2014 with an exercise price of $0.03 per share and expiration date of three (3) years after vesting, and issuance of 1,000,000 common stock purchase warrants that vest on a prorated basis of Frontier Mutual LLC achieving $1,000,000 of fully collected Sales at a minimum Gross Margin of 35% with an exercise price of $0.03 per share and expiration date of three (3) years after vesting.  The Consulting Agreement was terminated on September 22, 2013 and replaced with a Non-Exclusive Sales Development Agreement.  All terms and conditions remained the same as the cancelled Consulting Agreement other than the elimination of the monthly payment of $10,000 per month, which was eliminated.  The Non-Exclusive Sales Agreement expires on January 31, 2014.  See Note 10 – Accrued Liabilities.

On July 16, 2013, 1,714,833 $0.06 Common Stock Purchase Warrants expired.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 17:  INCOME TAXES

The Company is subject to taxation in the U.S. and the state of Washington.  At September 30, 2013 and December 31, 2012, AWG International Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $1,465,000 and $854,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $4,310,000, which expire in the year 2033.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $1,465,000 and $854,000 has been established at September 30, 2013 and December 31, 2012, respectively.

The significant components of the Company’s net deferred tax assets at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Net operating loss carry forwards	$4,310,000	$2,511,000
Deferred tax asset	1,465,000	854,000
Deferred tax asset valuation allowance	(1,465,000)	(854,000)
Net deferred tax asset	$-	$-

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2013, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at September 30, 2013 or December 31, 2012, and has not recognized interest and/or penalties in the statement of operations for the years ending December 31, 2012 and 2011.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2007.  The Company is current on all federal or state tax returns through and including 2012.

NOTE 18:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to September 30, 2013, identifying those that are required to be disclosed as follows:

On October 2, 2013, the Company sold 250,000 common shares to an accredited investor at $0.10 per share.

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

general economic conditions.

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

WaterPro 400

The WaterPro 400 model is in the developmental design phase with a manufacturer in Michigan.  A prototype of this model is complete.  The design and development of this model is based on a joint collaboration between the Company and the Michigan manufacturer.  The Company is actively working with our distributors to locate an ideal field testing site which we anticipated would be selected during the third quarter but this was not completed.  The Company is continuing its efforts to conduct a field trial of the WaterPro 400 at the earliest opportunity.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been modest.  For the next few quarters, the Company projects minimal sales as we build the distribution network and introduce the commercial product.  For the quarter ending September 30, 2013, we had $45,300 in Sales compared to $15,802 in sales for the quarter ending September 30, 2012.  The revenue resulted from a single order of our Model 2500 units from our Philippines distributor, who has seen an increase in interest in the product in their region.  For the years ended December 31, 2012 and December 31, 2011, we had revenue of $19,675 and $54,640, respectively.  This revenue was generated from the sale of the G2 product, which is no longer available for sale.  The decrease in revenue was attributable to lack of product availability from our manufacturer, inability to ship to the U.S. as the Company waited on the ETL mark certification, and the Company’s focus on resolving intellectual property issues.  Currently, we are focusing sales efforts on the Model 2500 product.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, administrative payroll and legal fees associated with patent maintenance.  For the quarter ending September 30, 2013, we had $659,561 in general and administrative expenses compared with $505,728 for the quarter ending September 30, 2012.  This increase of approximately $154,000 in general and administrative expenses was the result an increase in the non-cash amortization of stock options and warrants issued of approximately $102,000, an increase in payroll and benefits of approximately $45,000, an increase in sales and marketing expenses of approximately $23,000, an increase in miscellaneous expense of approximately $9,000, and decreases of approximately $21,000 and $4,000 in professional fees and consulting, respectively.  For the year ended December 31, 2012, we had $857,090, excluding $612,500 of non-cash amortization associated with stock option compensation, in general and administrative expenses compared to $515,917 in general and administrative expenses for the year ended December 31, 2011.  This increase in general and administrative expenses was primarily the result of increased spending related to research and development, intellectual property and other general and administrative expenses.  The research and development expenses for the years ending December 31, 2012 and December 31, 2011 were $74,634 and $38,205, respectively.  The $36,429 increase was due to additional development work on the Model 2500.  The legal and intellectual property expenses for the years ending December 31, 2012 and December 31, 2011 were $143,469 and $41,536, respectively.  The $101,933 increase was primarily related to the Business Combination transaction costs and patent assignment defect resolution costs.  The consulting and general professional fees expenses for the years ending December 31, 2012 and December 31, 2011 were $493,205 and $321,972, respectively.  The $171,232 increase was primarily related to the consulting contracts with Green Wise Energy and Frontier Mutual.  The accounting and public reporting expenses for the years ending December 31, 2012 and December 31, 2011 were $45,201 and $14,286, respectively.  The $30,915 increase was related to the Business Combination transaction costs and related SEC filing costs, the SEC comment letter resolution process and on-going quarterly public reporting costs. The other general and administrative operating costs for the years ending December 31, 2012 and December 31, 2011 were $100,582 and $99,937, respectively.  The $645 increase was related to immaterial fluctuations in sales and marketing, benefits, administrative and travel.

The Company reported minimal gross profits since inception on March 18, 2010.  The gross profit was the result of shipping units internationally and miscellaneous parts globally.

Liquidity and Capital Resources

As of September 30, 2013, the Company had $41,743 of cash, total current assets of $258,629, total current liabilities of $133,987 and total stockholders' equity of $174,017, compared to $1,402 of cash, total current assets of $164,575, total current liabilities of $466,416, and total stockholders' deficit of $249,544 as of December 31, 2012.

The Company experienced negative cash flow used by operations during the nine months ended September 30, 2013 of ($856,044) compared to the nine months ended September 30, 2012 of ($514,985).  The Company experienced negative cash flows from investing activities of ($4,080) for the nine months ended September 30, 2013 compared to positive cash flows from investing activity of $147,254 for the nine months ended September 30, 2012.  The Company experienced positive cash flows from financing activities of $900,465 for the nine months ended September 30, 2013 compared to $407,194 for the nine months ended September 30, 2012.

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

For the year ended December 31, 2012, the Company funded its operations with debt and equity.  The Company’s funding source was the sale of equity securities and a loan from Coghlan Family Corporation (CFC) in the amount of $150,000.  As of December 31, 2012, the balance outstanding on this loan was $125,000.

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

As of September 30, 2013, AWG International Water Corporation has no long term debt.

At September 30, 2013, the Company had 2,500,000 outstanding warrants with an exercise price of $0.03, which if exercised, could generate $75,000 cash to support ongoing operations.  The warrants are immediately exercisable at the option of the warrant holders.  The Company cannot be assured that the warrant holders will exercise any warrants.

Management acknowledges that existing capital resources are insufficient to support continuing Company operations.  Therefore, the Company needs to obtain additional financing immediately to support existing, as well as, continuing operations.  Management plans to pursue additional required capital funding through multiple sources.  Management believes that the Company will need approximately $630,000 of additional capital to execute management’s plan of operations over the next 6 months, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500 and introduction of additional product models in 2013.  Management continues to attempt to raise approximately $630,000 through the current private, non-public sale of common shares to existing and new accredited shareholders.  This private placement was initiated in February 2013 to raise a total of $1,500,000 through the private, non-public sale of 15,000,000 common shares.  To date, the Company has raised $870,000.  Management may approach prospective lenders for additional debt capital, if necessary.  Lastly, the Company forecasts increasing sales in 2013-14 may begin to provide additional capital to support on-going operations.  While no assurances can be given regarding the achievement of future results as actual results may differ materially, management anticipates with the fulfillment of the current private placement that adequate capital resources would be available to support continuing operations over the next 12 months through the combination of forecasted sales, and existing cash reserves.

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

At September 30, 2013, the Company has net operating loss carry forwards of approximately ($4,310,000), which will expire by 2033 and are calculated at an expected tax rate of approximately 34%.  As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $1,465,000 has been established at September 30, 2013.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2013, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Pursuant to FASB ASC 740, income taxes are provided for based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by FASB ASC 740 to allow recognition of such assets.  The Company is current in all of its federal and state tax returns.

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

At September 30, 2013 and December 31, 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of September 30, 2013 and December 31, 2012.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2012 and December 31, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2013, the Company sold 1,064,833 common shares to two (2) accredited investors resulting from the exercise of 1,064,833 common stock purchase warrants for a total consideration of $63,890.  The common shares were priced at $0.06 per share under the terms of the warrant agreements.

During the quarter ended September 30, 2013, the Company sold 2,750,000 common shares to three (3) accredited investors for a total consideration of $275,000.  The common shares were priced at $0.10 per share.

The Company relied on the transaction exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D Rule 506.  The shares are restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

The Company’s southeastern United States distributor has made considerable progress towards establishing significant accounts, including a major office supply company and cruise line.  The Company’s distributor in the Philippines has been steadily expanding their sub-distributor network to penetrate this island nation of over 7000 islands.  The Company has had extensive and detailed discussions with an interested distributor group with influence throughout the Middle East, specifically Saudi Arabia, Qatar, and United Arab Emirates.  We are in discussions with a prospective distributor in Peru.  Both of these have conducted extensive and successful field trials of the Model 2500 unit.  The Company attended a water based convention and exhibition in Mexico City that has produced a number of qualified leads.  We are pursuing preliminary discussions with prospective distributors in Texas, California, Columbia, and other geographies regarding distributorship opportunities.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*

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

Date:  October 25, 2013

AWG International Water Corporation

(Registrant)

           /s/ Keith White

/s/ Jeff R. Mitchell

By:________________________________

________________________________

           Keith White

Jeff R. Mitchell

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)