Form 10-K
period 2013-12-31
AWG International Water Corp
filed 2014-04-15
CIK 1394872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2013

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission File Number:  333-141927

AWG INTERNATIONAL WATER CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	20-4047619
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

7721 East Trent Avenue, Spokane Valley, WA 99212

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (509) 474-9451

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s second completed fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter was $14,668,585.  The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2013, in that such person may be deemed affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2014 there were 117,233,516 common shares issued and outstanding.

AWG INTERNATIONAL WATER CORPORATION

FORM 10-K

December 31, 2013

TABLE OF CONTENTS

PART I

3

ITEM 1.  Business

3

ITEM 1A.  Risk Factors

12

ITEM 1 B.  Unresolved Staff Comments

17

ITEM 2.  Properties

17

ITEM 3.  Legal Proceedings

17

ITEM 4.  Mine Safety Disclosures

17

PART II

17

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

17

ITEM 6.  Selected Financial Data

19

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

19

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

22

ITEM 8.   Financial Statements and Supplementary Data

23

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

43

ITEM 9A.  Controls and Procedures

43

ITEM 9B.  Other Information

44

PART III

44

ITEM 10.  Directors, Executive Officers and Corporate Governance

44

ITEM 11.  Executive Compensation

48

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

50

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

52

ITEM 14.  Principal Accountants Fees and Services

53

PART IV

54

ITEM 15.  Exhibits

54

SIGNATURES

55

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

ITEM 1.  Business

History

AWG International Water Corporation, formerly MIP Solutions, Inc., (the "Company") was organized in the State of Nevada on December 19, 2005.  The Company was organized to pursue the development of molecular imprinting technology which it had licensed from the Johns Hopkins Applied Physics Laboratory (JHU/APL) on January 23, 2006.  The molecular imprinting enterprise was unsuccessful.  On August 10, 2010, the Company entered into a formal Mutual Termination Agreement (the "Agreement") with JHU/APL.  As of December 31, 2013, although untimely, the Company completed the payment obligation under the Agreement.

On July 10, 2012, the Company acquired AWG International, Inc., a Nevada corporation, as a wholly owned subsidiary.

AWG International, Inc. (“AWG”) was organized in the State of Nevada on March 18, 2010.  The founders collaborated on the design and development of an air-to-water technology which resulted in a patent being issued in 2007 by the U.S. Patent and Trademark Office.  This patent technology is referred to as the “G2 design”.  This patent was assigned to AWG.  (See "Patents and Licenses")

Overview

AWG designs and builds air-to-water appliances for residential and commercial drinking water applications based on patented, patent pending and proprietary technologies.  The Company currently sells one product, a countertop water generating and dispensing appliance, designated as the Model 2500.  This model is manufactured in South Korea.

The Company plans to introduce a new model during 2014 which is designed for commercial and industrial applications.  This new model is known as the WaterPro 400 series.  The WaterPro 400 uses conventional utility power to provide approximately 100 times the water generation capability as the Model 2500.  The WaterPro 400 is based on the Company’s patent pending “G4/5 design”.

The Company has another model in prototype phase, the WaterPro 100.  This model is unique in that it uses waste oil combustion as its primary energy source for generating water.  The WaterPro 100 is subject to a licensing agreement that is currently being negotiated.

Technology

The air-to-water technology systems are designed to produce water from the atmosphere by using a condensing surface and a unique and proprietary filtration system that removes dust, airborne particles and bacteria to generate clean drinking water.

These water generating appliances produce clean drinking water by extracting humidity from the ambient air.  The process intakes ambient air, which enters the appliance through an air filter, and passes it across condensation coils where water condenses and falls into a water treatment system that continuously filters, sterilizes and holds for dispensing.  This is similar to the processes that occur naturally during nature’s water cycle.  Moist air rises from the earth through sublimation, evapotranspiration and evaporation.  The water is then stored in the atmosphere until it precipitates in the form of dew, rain or snow.  Once the moisture is removed from the air as precipitation, it is filtered through the ground and stored as ground water in rivers and lakes.

The technology of using a condensing surface to extract water from air has been proven and in use for many years.  Some familiar applications include air conditioners and dehumidifiers.  The process basically involves taking filtered moist air from the atmosphere and dehumidifying it for treatment by the water treatment module.  This condensate water is then processed through filters and special cartridges which eliminate biological contaminants including bacteria and pollutants that may be in the air.  The water production and cost per gallon varies with the relative humidity and temperature of the air and cost of the energy source, but is typically cost competitive with bottled water.

Since atmospheric water begins with less organic, inorganic, and/or biological impurities than ground water, safer and cleaner water may be produced with less processing and added chemicals required by most water utilities.

Atmospheric water vapor is an abundant resource that can be used with no negative environmental impacts.  The performance of all products is based on the relative humidity and temperature of the atmosphere.

Our Product Line

Model 2500

The Model 2500 is a home/office appliance designed to produce up to 4.8 gallons per day (18 liters) of drinking water at 80% relative humidity at 75 degrees Fahrenheit.  It operates on household power.  It has an internal storage capacity of 3.5 gallons.  It uses environmentally safe R134a refrigerant.

Proposed Models:

WaterPro 400

The WaterPro 400 will have commercial water generation capacity of up to 400 gallons per day at 80% relative humidity and 75 degrees Fahrenheit utilizing conventional electrical power sources.  It will operate at 208/230 VAC, 3-phase, 60Hz power.  This unit may be customized to meet community or project drinking water requirements.  It may be used for military, disaster relief, mining, food and beverage industry, residential buildings, hospitals, schools, manufacturing, villages, hospitality industry and agriculture.

WaterPro 100

The WaterPro 100 is planned for communities or businesses.  This model is designed for direct plumbing connection or on-site dispensing by the water consumer.  This model will have a built-in water dispenser so that the consumer may bring a container to the site and dispense varying amounts of drinking water.  The WaterPro 100 will use a waste oil combustion technology for its primary energy source, which is subject to a licensing agreement currently being negotiated.

The waste oil combustion component of the WaterPro 100 will be able to utilize a variety of oils, including diesel, cooking oils, petroleum products (up to 90 weight), crank case and gear oils, transmission and hydraulic fluids as fuel for systems operation.  This model will consume approximately one gallon of fuel per hour.  The combustion chamber will be constructed of stainless steel with a swing-out for easy cleaning. There will also be a propane and natural gas back-up option for constant operation.  We estimate this device will generate up to 100 gallons of drinking water per day at 80% relative humidity and 75 degrees Fahrenheit.  The Water Pro 100 is in development stage and is subject to the licensing of some system components.

For both of the WaterPro models, the Company plans to offer remote unit monitoring via the Internet for high volume commercial and community units.  Other features include automatic power down for filter changes, dispenser or utility connections, custom power options, direct tap dispenser for community needs, user payment options include credit card, coin or billing, quick connection to existing electric utility, water refrigeration and chilling systems, and automatic water dispenser controls.

The anti-bacterial systems do not use any moving parts, or high maintenance items such as ultraviolet lights or ozone generators.  A unique and proprietary water filter cartridge technology is utilized which destroys harmful microorganisms common to drinking water.  The metallic condenser coils will be treated with a special coating to eliminate the risk of metal oxides and bacterial contamination from entering the drinking water.

These water generating units will be equipped with an electronic control system that will turn the machine on and off when the water reservoir is full.  They will circulate the reservoir water to maintain clean drinking water 24 hours a day, 365 days a year.  The equipment will have a dynamic display which will permit machine operation monitoring and display basic maintenance functions such as filter replacement.

We believe that these models will provide an independent, sustainable, safe water source for a wide variety of possible circumstances such as mining and petroleum exploration camps, food manufacturers, military camps, non-government organizations, humanitarian assistance organizations, emergency and disaster relief situations.

We believe these units will be economically viable in temperate climates.  The units work best in tropic and sub tropic climates due to the high humidity levels which will produce the highest rate of water production at the lowest cost per gallon.

Manufacturing

Model 2500

The Model 2500 is manufactured in South Korea by ATW Co., Ltd. under a private label agreement.

The Company began sales of the Model 2500 in the United States during the first quarter of 2013.  Prior to that, the G2 Assets assignment defect and incomplete ETL certification process limited sales to outside of the United States.  Both the assignment defect and ETL certification process were resolved and completed allowing sales to commence in the United States during the first quarter of 2013.

WaterPro 400

The WaterPro 400 model is in the developmental design phase with a manufacturer in Michigan.  A prototype of this model has been completed.  The design and development of this model is based on a joint collaboration between AWG and the Michigan manufacturer.  The WaterPro 400 is nearing field trial testing.

WaterPro 100

We plan to manufacture the WaterPro 100 model in Spokane, Washington.  A prototype of this model is under final construction.  The design and development of this model is based on a joint collaboration between AWG and the Spokane manufacturer.  We are currently negotiating the terms of an agreement with the manufacturer.

Sales, Marketing and Distribution

We believe a drinking water market opportunity exists for our atmospheric water generators.  This technology provides an alternative solution to the world's shortage of fresh water and can, in various geographical settings, provide cleaner, safer, and/or less expensive drinking water than is otherwise available.

Our target markets for the air-to-water systems are businesses, governments, and people who are situated in the geographic regions where the ambient humidity is in a range of 40% to 90%, and in a temperature range of 50 to 90+ degrees Fahrenheit.  Our models will operate best within these ranges.

The Model 2500 will target consumers and small office applications.  The home/office units are designed to replace bottled water and purified water dispensers, eliminating the need for replenishment and storage of plastic bottles.  These units are intended for usage in residences, schools, offices, hospitals and restaurants.  They can also serve as a personal disaster relief unit for consumers in circumstances such as hurricanes where residents in the affected area may have no safe drinking water.

The WaterPro 400 and WaterPro 100 products will target various markets including government facilities, military applications, oil and mining operations, new and existing tourist resorts, new condominium developments and humanitarian missions.

We currently plan to market our products through independent domestic and international wholesale distributors.  We do not plan to sell directly to consumers or end-users.  During 2013, we sold the Model 2500 internationally through our Philippine distributor and in the United States through our Florida distributor.  Presently, we have two distributors, one in the Philippines and one in the United States.  We also have several agent agreements in place which compensate the agent for revenues directly associated with introductions and referrals to new distributors or significant customers.

Research and Development

The Company is dedicated to research and development and is continuing research and development efforts to create new products while improving the efficiencies associated with our water production, increasing water storage capacity, expanding the effectiveness of filtration devices and enhancing energy efficiency.

The Company plans to develop additional water generation capacity through leveraging significant portions of the existing WaterPro 400 technology.

Costs and Expenses Related to Research and Development Activities

During the last two fiscal years, the Company spent $74,634 and $20,090 in 2012 and 2013, respectively on research and development activities.  The 2013 decrease was due to less development costs being spent on the Model 2500 product.

Competitive Advantage

Based on our research, the Company believes there are approximately 10 companies experimenting with the technology of water generation, of which eight are direct, active competitors.  We believe the other companies have limited or no business activity.  The relatively high energy cost associated with changing water from its vapor phase in the air to the liquid phase appears to be an obstacle to making sales for a number of these competitors.  Control of bacteria, metal oxides, and waterborne organisms in the field of atmospheric water generation creates a technological challenge, which is a substantial barrier for others to enter this field.

Our Model 2500 contains no moving parts in the bacteria control system which suggests greater reliability than the competitive devices with moving parts or those subject to abrupt failure modes such as UV bulbs.  Our models use a biostatic water filter cartridge technology to destroy harmful microorganisms common to drinking water in contrast to UV (ultra violet) light or ozone applications utilized by other competitive products.

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

The principal competition within the atmospheric water generation industry comes from eight other manufacturers within the industry:

1.

Air 2 Water, Inc. (also known as World Wide Water Company)

2.

Fujian Yuxin Electronic Equipment Co. Ltd. (also known as HendrxWater)

3.

Island Sky

4.

ATW Co. Ltd.

5.

Water Maker India

6.

Drinkable Air

7.

Bravo Enterprises Ltd./Splash Water for Life

8.

Water Technologies International/GR8 Water.

Three of these companies (Air 2 Water, Inc., Island Sky, and ATW Co. Ltd.) are known to hold patents.  It is currently unknown whether Fujian Yuxin Electronic Equipment Co. Ltd., Water Maker India, Drinkable Air, Bravo Enterprises Ltd./Splash Water for Life, and Water Technologies International/GR8 Water hold issued patents for atmospheric water generators or if they are operating under license agreements.

Air 2 Water, Inc. offers two products to their distributers, the residential Dolphin 1 and Dolphin 2, which use UV light to control bacteria.  Air 2 Water also sells the commercial Triton Series.  Their residential and commercial units are represented by many different distributors at different levels in the retail market.

Fujian Yuxin Electronic Equipment Co Ltd currently produces a residential model.  This unit is very similar to the Dolphin 1 and the Dolphin 2 produced by Air 2 Water, and also uses UV to control the bacteria with much the same internal configuration.  Fujian Yuxin also produces the EA 500 commercial unit.  The residential and commercial units are represented by distributers at different levels in the retail market.  Fujian Yuxin Electronic Equipment Co Ltd also produces atmospheric water generators for various distributors.  Many of the current atmospheric water companies found on the Internet sell some or all of the products found on the Fujian Yuxin web site.

Island Sky produces the residential Sky Water 14 and the commercial Sky Water 300 in addition to variations of these base models.  The units use ozone to control bacteria formation in the water.

ATW Co. Ltd. has been in the atmospheric water generation industry since 2000.  They have experimented with many different designs and currently offer the residential AD-5 counter top unit.  They also offer the commercial AD-1500.  The units use UV light to control bacteria formation in the water.

Water Maker India produces the commercial WM series unit that comes in a variety of sizes.  They do not produce a residential unit.  They have focused their efforts exclusively in the Indian market.

Drinkable Air is located in Lauderdale Lakes, Florida.  Organized in 2007, they claim to have fifty-five distributors in the United States and two in the Pacific Rim.  Its equipment utilizes an ozone process to kill water borne organisms.  Their product line supports an office and commercial product named Chameleon.

Bravo Enterprises Ltd. and their subsidiary Splash Water for Life are relatively new in the industry.  However, their products, the Airwell 3000 and the AirMax 3000, were previously sold by Wataire.  The AirMax 3000 is manufactured by Waterx in Korea.  Both products use a 5 stage filtration system with UV to control bacteria.

Water Technologies International/GR8 Water manufactures two models: the GR8 Water Village residential unit and the Water Factory commercial unit. Both products use Ozone and UV to control bacteria.  The GR8 Water Village is manufactured in the USA.

AWG International recognizes that to be the industry leader it must continue to innovate.  Our bacteria control system is passive, not mechanical as used by the competition.  The system is less expensive, saves energy and, in terms of periodic maintenance, we believe is more user friendly than standard UV and Ozone bacteria control systems used by others.

Our commercial atmospheric water generating system will have several key features that will distinguish us from our competitors.  We plan to use the standard DX configuration with our proprietary coil coating.  Additionally, the system is being engineered to utilize 100% outside air which we believe is necessary for maximum water production.  The unit will have the ability to operate in high ambient air temperatures in this configuration.  Traditional systems utilize a refrigeration system to create water from the air and to chill the water.  AWG products utilize the rejected cold air, which would normally be exhausted to the atmosphere, to chill the water in the storage tank thereby increasing energy efficiencies.  Our bacteria control system will be passive and similar to those of the Model 2500.

Additionally, as consumer awareness and concerns about the quality of original and refilled water bottles increases, our products’ water quality will add to the cost advantages to further increase the competitiveness of AWG models.

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

On February 14, 2013, AWG International, Inc., as assignee to the License Agreement, declared Everest Water, Ltd. insolvent under Paragraph VII (c) of the License Agreement.  As a result of this insolvency declaration, AWG has taken the actions set forth in paragraphs (a) and (b) below and assigned the G2 patent assets as provided for pursuant to the terms of the License Agreement.  Keith White, individually, as co-inventor, took the action set forth in paragraph (c).  On February 14, 2013, the License Agreement was terminated.

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

Patent number 7,272,947, a utility patent, has a duration of 20 years which expires on September 5, 2025.  The CanAmera Management, Inc. license agreement term matched the patent's duration term~~.~~

History

G2 Product

On February 14, 2013, Keith White, as co-inventor, assigned the G2 patents to AWG.  The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US/2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement U.S. Patent No. 7,272,947.

The “G2” product represented a “second generation design".  This patent was developed by Rae Anderson and Keith White.  The patent relates to a "Water Producing Method and Apparatus".  This G2 was a water producing invention that produced drinking water.  Its distinguishing features included external water plumbing circulation.  It used ultraviolet (UV) light as a method to kill waterborne organisms.  The Company no longer actively sells the G2 product, but does support sales of these units to distributors that previously sold the G2 product.

Model 2500

The Model 2500 is a new product which is distinguished from the G2 because it uses a biostatic water filter cartridge instead of the UV/ozone methodology for treating water borne organisms.  Presently, AWG International, Inc. offers and sells the Model 2500 product under the Private Label Agreement with ATW Co.  ATW Co. makes a similar air-to-water device named the AD-5.  The Model 2500 is a modified and we believe superior variant of the AD-5.  The Private Label Agreement is governed by Washington State law; it includes an implied warranty of title and an express indemnity agreement at Section 6(c).  Under the Private Label Agreement, ATW manufactures the devices pursuant to a purchase order from AWG International, Inc., ATW applies AWG’s trademarks and ATW ships the devices to the customers in the foreign countries.  ATW is a sophisticated manufacturer that knows its intellectual property rights and which has agreed to indemnify AWG International, Inc. for devices ATW manufactures and ships to other countries.  AWG International, Inc. has never been accused of intellectual property infringement in any foreign country, but the Private Label Agreement and its implied warranties/express indemnity provisions are what give AWG International, Inc. the contractual comfort to make foreign sales.

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

This patent application differs from the G2 patent because it uses internal water plumbing circulation methodology as opposed to the external plumbing and incorporates a biostatic cartridge to control waterborne microorganisms.  The technology covered by this patent will be used in proposed Models WaterPro 100 and WaterPro 400.

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

Current AWG International Patent Status

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

Employees

As of December 31, 2013, the Company has four employees, three of which are our named executive officers and one involved in international sales and marketing.  Staffing levels will be determined as the Company progresses and grows.  The Board of Directors determines the compensation of all new employees based upon job descriptions.

Access to Company Reports

We file periodic reports, information statements and other information with the SEC in accordance with the requirements of the Securities Exchange Act of 1934, as amended.  We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports available free of charge through our corporate website at www.awginternational.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.  Within the time period required by the SEC, we will post on our website any modifications to the code of ethics for our CEO and senior financial officers and any waivers applicable to senior officers as defined in the applicable code, as required by the Sarbanes-Oxley Act of 2002.  You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  One may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, our reports and information statements, and our other filings are also available to the public over the internet at the SEC’s website at www.sec.gov.  Unless specifically incorporated by reference in this Annual Report on Form 10-K, information that you may find on our website is not part of this report.

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial results for the fiscal year ending December 31, 2013 show substantial losses.  As of December 31, 2013, the Company had an Accumulated Deficit of ($4,985,056).  For the fiscal years ending December 31, 2012 and December 31, 2013, the Company had losses of ($1,532,710) and ($2,474,257) respectively.  The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of American which contemplates the Company as a going concern.  The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without obtaining additional funding.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PRODUCT SUCCESS IS UNCERTAIN

We have developed and are currently selling one product, the Model 2500.  We have two additional products, the WaterPro 400 and WaterPro 100, which are ready for field trial and still in development, respectively.  There is no assurance that these products will generate sufficient sales to ensure success.  We cannot make any assurances that any of our proposed models, if successfully developed, would generate sufficient revenues to enable us to be profitable.  Furthermore, we cannot make any assurances that we will be successful in addressing these risks.  If we are not, our business, results of operations and financial condition will be materially adversely affected.

IF WE ARE UNABLE TO ESTABLISH SALES AND MARKETING CAPABILITIES OR BUILD A PRODUCTIVE NETWORK OF DISTRIBUTORS TO SELL AND MARKET PRODUCTS WE DEVELOP, WE MAY NOT BE ABLE TO GENERATE PRODUCT REVENUE.

We currently have a minimal organization for the sales, marketing and distribution of our products.  We anticipate that we will seek to enter into distribution agreements or other arrangements with third parties to market any products.  Presently, we have two distributors.  If we are unable to successfully build a productive network of distributors, we would have to build sales, marketing, managerial and other non-technical capabilities and develop, train and or manage a sales force, all of which would cause us to incur substantial additional expenses.  If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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

LOSS OF KEY PERSONNEL CRITICAL FOR MANAGEMENT DECISIONS WOULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS

Our success depends upon the continued contributions of our executive officers and/or key employees, particularly with respect to providing the critical management decisions and contacts necessary to manage product development, marketing, and growth within our industry.  Competition for qualified personnel can be intense and there are a limited number of people with the requisite knowledge and experience.  Under these conditions, we could be unable to attract and retain these personnel.  The loss of the services of any of our executive officers or other key employees for any reason could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

BECAUSE OUR COMMON STOCK IS LIKELY TO BE CONSIDERED A “PENNY STOCK,” OUR TRADING WILL BE SUBJECT TO REGULATORY RESTRICTIONS.

Our Common Stock is currently, and in the near future will likely continue to be, considered a “penny stock.”  The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure and other requirements may adversely affect the trading activity in the secondary market for our Common Stock.  Additionally, management believes that many brokerage clearing firms have imposed rigorous requirements concerning the deposit of penny stocks into brokerage accounts.  In many cases, it is not possible to deposit penny stocks into brokerage accounts.  As a result, as long as our stock is classified as a penny stock, you may not be able to deposit Company shares into a brokerage account or sell Company shares in any public market.

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

ITEM 1 B.  Unresolved Staff Comments

Not Applicable to Smaller Reporting Companies.

ITEM 2.  Properties

The Company's executive offices are located at 7721 E. Trent Ave., Spokane Valley, Washington.  They are provided on a rent free basis by 7721 E. Trent, LLC, a Washington limited liability company.  The Company may enter into a month-to-month tenancy with 7721 E. Trent, LLC, during 2014.  Mr. Wesley Sodorff, a former Company director and consultant, owns a fifty percent equity interest in 7721 E. Trent Ave, LLC.

ITEM 3.  Legal Proceedings

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

	2013		2012
Calendar	High	Low	High	Low
First Quarter	$0.20	$0.14	$0.15	$0.08
Second Quarter	0.25	0.11	0.35	0.13
Third Quarter	0.15	0.07	0.29	0.11
Fourth Quarter	0.10	0.05	0.18	0.09

(b) Holders.  The Company has 180 shareholders of record holding common stock.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	32,439,000	$0.17	12,561,000
Total	32,439,000	$0.17	12,561,000

On July 10, 2012, the Company granted to Jeff Stockdale and Jeff Mitchell 13,742,000 and 14,947,000 common stock options, respectively.  These common stock options have an exercise price of $0.18.

On May 1, 2013, the Company granted 1,500,000 common stock options to Gordon Myers.  These common stock options have an exercise price of $0.17.

On July 22, 2013, the Company granted to 750,000 common stock options to Keith White, Jeff Stockdale and Jeff Mitchell, collectively 2,250,000 common stock options.  These common stock options have an exercise price of $0.11.

The options vest over four (4) years.  After one year, one-quarter (25%) of the options vest.  Thereafter, the options vest 6.25% each quarter.  The options have a ten (10) year term.

(e)  Recent Sales of unregistered securities.

During the quarter ended December 31, 2013, the Company sold 1,250,000 common shares for a total consideration of $125,000.  The common shares were priced at $0.10 per share under the terms of the current private placement.

The Company relied on the transaction exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D Rule 506(b).  The common shares are restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Securities Act of 1933, as amended.

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

Company’s Plans

We began selling the Model 2500 Atmospheric Water Generator in August 2012 to our Philippine distributor.  In 2013, we initiated product sales to our U.S. distributor.  We intend to follow with the introduction of two commercial products, the WaterPro 100 and WaterPro 400 in the near future.  Our goal is to generate positive cash flow from product sales to fund operations at the earliest opportunity.

The WaterPro 400 is nearing field trial testing.  The WaterPro 100 has experienced development delays and may not be introduced for at least another 6 months.

We are actively working to develop a global distributor network, focusing on highly qualified companies with a history of business in the drinking water industry.  Currently, we have one distributor in the Southern United States and one in the Philippines.  We are pursuing additional potential distributors.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been modest.  For the next few quarters we are projecting increasing yet modest sales as we build our distribution network.  For the year ended December 31, 2013, we had $142,136 in revenue compared with $19,675 for the year ended December 31, 2012.  This revenue was generated from the sale of the Model 2500 product and the maintenance items associated with this product line.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, and legal fees associated with patent maintenance.  For the year ended December 31, 2013, we had $1,197,648, excluding $1,293,291 of non-cash amortization associated with stock option compensation, in general and administrative expenses compared to $857,090, excluding $612,500 of non-cash amortization associated with stock option compensation, in general and administrative expenses for the year ended December 31, 2012.  This increase in general and administrative expenses was primarily the result of increased spending related to research and development, intellectual property and other general and administrative expenses.  The research and development expenses for the years ending December 31, 2013 and December 31, 2012 were $20,090 and $74,634, respectively.  The $54,544 decrease was due to less development work on the Model 2500.  The legal and intellectual property expenses for the years ending December 31, 2013 and December 31, 2012 were $56,813 and $143,469, respectively.  The $86,666 decrease was primarily related to less spent on acquisition and patent resolution issues.  The consulting and general professional fees expenses for the years ending December 31, 2013 and December 31, 2012 were $570,940 and $493,205, respectively.  The $77,735 increase was primarily related to the consulting contracts with Frontier Mutual.  The accounting and public reporting expenses for the years ending December 31, 2013 and December 31, 2012 were $45,923 and $45,201, respectively.  The $723 increase was nominal. The other general and administrative operating costs for the years ending December 31, 2013 and December 31, 2012 were $208,065 and $100,582, respectively.  The $107,483 increase was related to increases in IRS penalties, benefits, and sales and marketing.

The Company has reported minimal gross profit since inception on March 18, 2010.  The gross profit was the result of shipping units internationally and miscellaneous parts throughout the world.

Liquidity and Capital Resources

For the year ended December 31, 2013, we funded operations through a private placement of equity securities.

As of December 31, 2013, we had $4,864 cash, total current assets of $222,586, total current liabilities of $208,817 and total stockholders' equity of $59,814, compared to $1,402 cash, total current assets of $164,575, total current liabilities of $466,416 and total stockholders' deficit of $249,544 as of December 31, 2012.

The Company experienced negative cash flow used by operations during the fiscal year ended December 31, 2013 of ($920,648) compared to negative cash flow used by operations during December 31, 2012 of ($727,746).  The Company experienced positive cash flows from investing activities of ($4,080) for the year ended December 31, 2013 compared to positive cash flows from investing activities of $141,516 for the year ended December 31, 2012.  The Company experienced positive cash flows from financing activities of $928,190 for the year ended December 31, 2013 compared to positive cash flows from financing activities of $587,193 for the year ended December 31, 2012.

The Company’s audited financial statements for the year ended December 31, 2013 contain a “going concern” qualification.  As discussed in Note 3 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Our financial objective is to make sure the Company has the cash and debt capacity to fund on-going operating activities, investments and growth.  We intend to fund future capital needs through our current cash position, additional credit facilities, future operating cash flow and debt or equity financing.  We are continually evaluating these options to make sure we have capital resources to meet our needs.

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months.  Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations.  We anticipate that the Company will need approximately $1,500,000 of additional capital over the next 12 months to execute Management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500 and introduction of additional product models in 2014.

Management makes no assurances that adequate capital resources will be available to support continuing operations over the next 12 months.  Management plans to pursue additional capital funding through multiple sources.  The Company raised $1,073,190 through equity financing and plans to raise additional funds through various sources to support ongoing operations during 2014.  Lastly, the Company forecasts cash flow from operations during 2014 may begin to provide capital to support on-going operations.

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

At December 31, 2013, the Company had net operating loss carry forwards of approximately ($1,695,000), which will expire in 2033 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2013, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

Earnings (Loss) Per Share (“EPS”)

FASB ASC 260, Earnings Per Share provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same, at the reporting dates, as there were no common stock equivalents considered dilutive and outstanding.

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

At December 31, 2013 and December 31, 2012, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of December 31, 2013 and December 31, 2012.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and December 31, 2012.

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

Year ended December 31, 2013

To the Board of Directors and Shareholders

AWG International Water Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of AWG International Water Corporation as of December 31, 2013 and 2012 and the related consolidated statements of operations, shareholders’ equity and deficit and cash flows for the periods then ended, and for the period from March 18, 2010 (inception) to December 31, 2013. AWG International Water Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AWG International Water Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the periods then ended and for the period from March 18, 2010 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company has not generated positive cash flows since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MartinelliMick PLLC

Spokane, Washington

April 14, 2014

AWG INTERNATIONAL WATER CORPORATION (A Development Stage Company) Consolidated Balance Sheets As of December 31, 2013 and December 31, 2012

	December 31, 2013	December 31, 2012

ASSETS
Current assets
Cash	$ 4,864	$ 1,402
Accounts receivable	3,168	4,653
Deposit on product (Note 5)	68,370	119,567
Inventory (Note 6)	129,163	38,953
Prepaid asset	17,021	-
Total current assets	222,586	164,575

Fixed Assets (Note 7)	10,370	10,328

Other assets
Technology acquisition (Note 2)	35,674	41,969
Total assets	$ 268,630	$ 216,872

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 19,316	$ 101,841
Accrued liabilities (Note 8)	189,500	219,575
Notes payable (Note 9)	-	145,000
Total current liabilities	208,816	466,416

Commitments & contingencies (Note 10)	-	-

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at December 31, 2013 or December 31, 2012, respectively. (Note 13)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 113,881,016 and 120,276,375 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively. (Note 13)	113,881	120,278
Paid-in-capital	4,930,988	2,140,978
Deficit accumulated during the development stage	(4,985,055)	(2,510,800)
Total shareholders' equity (deficit)	59,814	(249,544)

Total liabilities and shareholders' equity (deficit)	$ 268,630	$ 216,872

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

For the Year ended December 31, 2013 and 2012 and Accumulated since Date of Inception (March 18, 2010)

			Accumulated from
	Year Ended	Year Ended	March 18, 2010 to
	December 31, 2013	December 31, 2012	December 31, 2013

Sales	$ 142,136	$ 19,675	$ 226,586
Cost of sales	96,154	12,846	173,175

Gross profit (loss)	45,982	6,829	53,411

GENERAL & ADMINISTRATIVE EXPENSES
Travel & entertainment	22,466	49,904	176,810
Professional fees	673,935	704,729	2,149,283
Stock and Option compensation	1,608,349	612,500	2,220,849
Other	165,689	102,457	361,176

Total General & Administrative Expenses	2,470,439	1,469,590	4,908,118

Operating loss	(2,424,457)	(1,462,761)	(4,854,707)

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	26,589	26,589
Interest income	-	83	3,298
Finance Charge	(2,424)	(89,106)	(83,330)
Interest and penalties	(47,375)	(7,515)	(76,905)

Net loss	$ (2,474,256)	$ (1,532,710)	$ (4,985,055)

Net loss per common share:
Basic and fully diluted	$ (0.02)	$ (0.02)

Weighted average number of common shares:
Basic and fully diluted	110,431,741	97,807,129

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statement of Shareholders' Equity and Deficit

For the periods ended December 31, 2013 and 2012 and Accumulated since Date of Inception (March 18, 2010)

				Deficit
				Accumulated
				During the	Total
			Additional	Development	Shareholders'
	Shares	Amount	Paid-In-Capital	Stage	Deficit

Balance - March 18, 2010	-	$ -	$ -	$ -	$ -

March 18, 2010 - Issuance of common stock - founders	33,576,114	33,576	(33,571)	-	5

March 20, 2010 - Issuance of common stock -
acquisition of technology	33,576,114	33,576	2,640	-	36,216

June 7, 2010 - Issuance of common stock -
private offering	947,652	948	62,556	-	63,504

December 3, 2010 - Issuance of common stock -
compensation	2,014,567	2,015	134,485	-	136,500

December 9, 2010 - Issuance of common stock -
private offering	3,690,216	3,690	246,310	-	250,000

Net loss - 2010	-	-	-	(453,071)	(453,071)

Balance - December 31, 2010	73,804,663	73,805	412,420	(453,071)	33,154

February 22, 2011 - Issuance of common stock -
warrant exercised	2,548,629	2,549	170,138	-	172,687

March 18, 2011 - Issuance of common stock -
private offering	369,002	369	24,631	-	25,000

April 1, 2011 - Capital Contribution and Issuance of
Common stock - acquisition of AWG Int'l Mfg	67	-	22,817	-	22,817

April 6, 2011 - Issuance of common stock -
private offering	1,141,588	1,142	76,172	-	77,314

Net loss - 2011	-	-	-	(525,018)	(525,018)

Balance - December 31, 2011	77,863,949	$ 77,865	$ 706,178	$ (978,089)	$ (194,046)

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statement of Shareholders' Equity and Deficit

For the periods ended December 31, 2013 and 2012 and Accumulated since Date of Inception (March 18, 2010)

				Deficit
				Accumulated
				During the	Total
			Additional	Development	Shareholders'
	Shares	Amount	Paid-In-Capital	Stage	Deficit

Balance - December 31, 2011	77,863,949	$ 77,865	$ 706,178	$ (978,089)	$ (194,046)

March 15, 2012 - Issuance of common stock -
private offering	67,151	67	4,483	-	4,550

Shares issued upon recapitalization and
recapitalization effect of net assets	37,732,775	37,734	443,477	-	481,211

August 8, 2012 - Shares issued for warrant exercise
at $0.06/share	100,000	100	5,900	-	6,000

September 5, 2012 - Shares issued for warrant exercise
at $0.06/share	125,000	125	7,375	-	7,500

September 5, 2012 - Shares issued for warrant exercise
at $0.06/share	375,000	375	22,125	-	22,500

September 11, 2012 - Shares issued for warrant exercise
at $0.06/share	250,000	250	14,750	-	15,000

September 30, 2012 - Shares issued at fair market value
to satisfy prior commitments	662,500	663	72,212	-	72,875

Stock Option Amortization	-	-	306,250	-	306,250

Extension of Warrant Expiration Dates	-	-	67,076	-	67,076

October 3, 2012 - Shares issued for warrant exercise
at $0.06/share	1,500,000	1,500	88,500	-	90,000

December 6, 2012 - Shares issued for warrant exercise
at $0.06/share	1,500,000	1,500	88,500	-	90,000

December 6, 2012 - Shares issued for warrant exercise
at $0.06/share	100,000	100	7,900	-	8,000

Stock Option Amortization	-	-	306,250	-	306,250

Round adjustments to reconcile equity	-	(3)	3	-	-

Net loss - 2012	-	-	-	(1,532,710)	(1,532,710)

Balance - December 31, 2012	120,276,375	$ 120,276	$ 2,140,979	$ (2,510,799)	$ (249,544)

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statement of Shareholders' Equity and Deficit

For the periods ended December 31, 2013 and 2012 and Accumulated since Date of Inception (March 18, 2010)

				Deficit
				Accumulated
				During the	Total
			Additional	Development	Shareholders'
	Shares	Amount	Paid-In-Capital	Stage	Deficit
Balance - December 31, 2012	120,276,375	$ 120,276	$ 2,140,979	$ (2,510,799)	$ (249,544)
February 20, 2013 - Stock Cancellation Agreement	(18,307,692)	(18,307)	18,307		-
March 20, 2013 - Shares issued for warrant exercise at $0.06/share	400,000	400	23,600		24,000
March 20, 2013 - Issuance of common stock -
private offering at $0.10/share	1,500,000	1,500	148,500		150,000
March 22, 2013 - Issuance of common stock -
private offering at $0.10/share	400,000	400	39,600		40,000
March 29, 2013 - Issuance of common stock -
private offering at $0.10/share	600,000	600	59,400		60,000
April 10, 2013 - Issuance of common stock -
private offering at $0.10/share	600,000	600	59,400		60,000
April 17, 2013 - Shares issued at fair market value
for services at $0.26/share	400,000	400	101,675		102,075
April 25, 2013 - Issuance of common stock -
private offering at $0.10/share	500,000	500	49,500		50,000
May 15, 2013 - Shares issued for warrant exercise at $0.03/share	150,000	150	4,350		4,500
May 15, 2013 - Issuance of common stock -
private offering at $0.10/share	1,750,000	1,750	173,250		175,000
May 22, 2013 - Issuance of common stock -
private offering at $0.10/share	100,000	100	9,900		10,000
May 28, 2013 - Shares cancelled	(62,500)	(63)	63		-
June 12, 2013 - Shares issued for warrant exercise at $0.06/share	100,000	100	5,900		6,000
June 18, 2013 - Issuance of common stock -
private offering at $0.10/share	250,000	250	24,750		25,000
July 3, 2013 - Issuance of common stock -
private offering at $0.10/share	1,000,000	1,000	99,000		100,000
July 10, 2013 - Shares issued for warrant exercise -at $0.06/share	250,000	250	14,750		15,000
July 16, 2013 - Shares issued for warrant exercise -at $0.06/share	814,833	815	48,075		48,890
July 15, 2013 - Issuance of common stock -
private offering at $0.10/share	750,000	750	74,250		75,000
September 24, 2013 - Issuance of common stock -at $0.10/share	1,000,000	1,000	99,000		100,000
October 2, 2013 - Issuance of common stock -
private offering at $0.10/share	250,000	250	24,750		25,000
December 6, 2013 - Issuance of common stock -
private offering at $0.10/share	250,000	250	24,750		25,000
December 19, 2013 - Issuance of common stock -
private offering at $0.10/share	750,000	750	74,250		75,000
December 30, 2013 - Shares issued for warrant exercise	160,000	160	4,640		4,800
Stock Options Amortization	-	-	1,608,349		1,608,349
Net loss - 2013	-	-	-	(2,474,256)	(2,474,256)
Balance - December 31, 2013	113,881,016	$ 113,881	$ 4,930,988	$ (4,985,055)	$ 59,814

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Year ended December 31, 2013 and 2012 and Accumulated since Date of Inception (March 18, 2010)

			Accumulated from
	Year Ended	Year Ended	March 18, 2010 to
	December 31, 2013	December 31, 2012	December 31, 2013

Cash flows from operating activities:
Net loss	$ (2,474,256)	$ (1,532,710)	$ (4,985,055)
Depreciation and amortization	10,332	-	10,713
Change in fair value of warrants	-	67,076	67,076
Stock issued for services	102,075	12,549	251,124
Stock issued for a loss	-	13,830	13,830
Stock based compensation	1,608,349	612,500	2,220,849
Changes in assets and liabilities:
Accounts Receivable	1,485	(4,653)	(3,168)
Deposits	34,176	(10,524)	(84,796)
Inventory	(90,210)	(23,534)	(129,163)
Interest receivable	-	-	(2,923)
Accounts payable	(82,524)	(79,151)	(32,921)
Other Accruals	(30,075)	216,871	186,796

Net cash (used) by operating activities	(920,648)	(727,746)	(2,487,638)

Cash flows from investing activities:
Fixed Assets	(4,080)	(10,328)	(14,790)
Technology Acquisition	-	(5,753)	(5,753)
Notes Receivable	-	-	(30,316)
Cash proceeds from Acquisition	-	157,597	157,597

Net cash provided by investing activities	(4,080)	141,516	106,738

Cash flows from financing activities:
Common stock issued for cash	1,073,190	231,000	1,892,699
Payments on notes payable	(145,000)	(1,445)	(146,445)
Borrowings on notes payable	-	357,638	638,065
Notes payable - related party receipts	-	-	8,622
Notes payable - related party payments	-	-	(7,177)

Net cash provided/(used) by financing activities	928,190	587,193	2,385,764

Increase/(Decrease) in cash	3,462	963	4,864

Cash, beginning of period	1,402	439	-

Cash, end of period	$ 4,864	$ 1,402	$ 4,864

Non-cash investing and financing activities:
Capital contribution of notes payable - related party	$ -	$ -	$ 22,817

Supplemental disclosure of cash flow information
Interest paid	$ 7,375	$ 14,450	$ 31,794

The accompanying notes are an integral part of these financial statements

AWG International Water Corporation

Notes to Consolidated Financial Statements

December 31, 2013

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

C.  Cash and cash equivalents

At December 31, 2013 and December 31, 2012, cash and cash equivalents consisted of checking accounts.

AWG International Water Corporation

Notes to Consolidated Financial Statements

December 31, 2013

D.  Technology Acquisition

The technology supporting the Company’s products (“Technology Acquisition”) was obtained as described below.

Under the terms of the assignment, and subject to one exception discussed below concerning the G2 Assets, the Company owns exclusive and non-exclusive rights to manufacture, market and sell certain products covered under individual patents and/or patents pending.  In return, the persons making the assignment received 500,000 common shares of the Company.  The Company incurred no material costs related to the assignment and patent protection during 2013.

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

AWG International Water Corporation

Notes to Consolidated Financial Statements

December 31, 2013

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

G.  Earnings (Loss) Per Share (“EPS”)

FASB ASC 260, Earnings Per Share provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same, at the reporting dates, as there were no dilutive common stock equivalents outstanding.

AWG International Water Corporation

Notes to Consolidated Financial Statements

December 31, 2013

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

At December 31, 2013 and December 31, 2012, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

I.  Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed at least annually for impairment or when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of December 31, 2013 and 2012.

J.  Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and 2012.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013 or 2012.  The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2013 or 2012.

K.  Impact of New Accounting Standards

On July 18, 2013 the FASB issued authoritative guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists.  This applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  An entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryfoward, a similar tax loss, or a tax credit carryforward except when certain conditions exist.  The amendments are effective for fiscal years beginning after December 15, 2013, and interim periods within those years.  Early adoption is permitted.  The Company does not expect the adoption to have a material impact

AWG International Water Corporation

Notes to Consolidated Financial Statements

December 31, 2013

on its consolidated financial statements.

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

The shares of AWG International Water Corporation’s common stock issued to the former holders of AWG International, Inc.’s common stock in connection with the Business Combination, and the shares of the Company's common stock and warrants issued in the Private Placement, were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D Rule 506 promulgated under that section, which exempts transactions by an issuer not involving a public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares display a legend stating the restrictions applicable to such shares.

AWG International Water Corporation

Notes to Consolidated Financial Statements

December 31, 2013

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

NOTE 5:  DEPOSITS ON PRODUCT

At December 31, 2013 and December 31, 2012, there was a balance of $68,370 and $119,567, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 6:  INVENTORY

At December 31, 2013 and December 31, 2012, the Inventory balance was $129,163 and $38,953, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company maintains an inventory of filters and coil coating materials that are used both in the manufacture of new units and as replacements in previously sold units.  The change in the inventory is a result of holding inventory for sale at year-end.

NOTE 7:  FIXED ASSETS

At December 31, 2013 and December 31, 2012, the net Fixed Asset balance was $10,370 and $10,328, respectively.  The Company purchased additional demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of December 31, 2013 and December 31, 2012, the Company has recognized $1,275 and $383, respectively, of accumulated depreciation.

NOTE 8:  ACCRUED LIABILITIES

At December 31, 2013 and December 31, 2012, the Accrued liabilities balance was $189,500 and $219,575, respectively.  The Company accrues unpaid wages and consulting costs in Accrued Liabilities.

NOTE 9:  NOTES PAYABLE

At December 31, 2012, the Notes payable balance was $145,000.  The balance is comprised of $20,000 due John Hopkins University and a $125,000 note payable with the Coghlan Family Corporation.  These notes were both paid in full in 2013.

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

AWG International Water Corporation

Notes to Consolidated Financial Statements

December 31, 2013

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

On October 14, 2011, the Company entered into a joint development agreement for the development of a custom, exclusive bacteria static cartridge for new residential/commercial applications.  The budget for this project is $36,851, which the Company agreed to fund.  The project has been completed and paid in full.

In August 2012, information came to the Company’s attention which raised questions about the enforceability, validity and scope of protection relating to the Everest Water patents, the Everest Water/CanAmera Management License Agreement and subsequent patent assignments ("G2 Asset") which were associated with the License Agreement. For further discussion, see note section D on Technology Acquisition.

Other Agreements:

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

On February 14, 2013, Keith White, as co-inventor, assigned the G2 patents to AWG International, Inc.  The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US/2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. The U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947, or an improvement to U.S. Patent No. 7,272,947.

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

AWG International Water Corporation

Notes to Consolidated Financial Statements

December 31, 2013

On July 10, 2012, the board of directors authorized the issuance of 13,742,000 common stock options to Jeff Stockdale, the Company’s President and Chief Operating Officer and 14,947,000 common stock options to Jeff Mitchell, the Company’s Chief Financial Officer and Secretary.

On May 1, 2013, the board of directors authorized the issuance of 1,500,000 common stock options to Gordon Myers, the Company’s Director of Global Sales and Marketing.  These common stock options have an exercise price of $0.17.

On July 22, 2013, the board of directors authorized the issuance of 750,000 common stock options to Keith White, the Company’s Chief Executive Officer and Chief Technology Officer, Jeff Stockdale, the Company's President and Chief Operating Officer, and Jeff Mitchell, the Company's Chief Financial Officer and Secretary, collectively 2,250,000 common stock options.  These common stock options have an exercise price of $0.11.

The options vest over four (4) years.  After one year, one-quarter (25%) of the options vest.  Thereafter, the options vest 6.25% each quarter.  The options have a ten (10) year term.

Using the Black Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year term vesting term of the options.  The estimated annual expense to the Company associated with these options is:

2014 $1,350,625
2015 $1,350,625
2016 $ 738,125
2017 $ 57,334

As of December 31, 2013, 10,758,375 of these stock options had vested and were exercisable at an average exercise price of $0.18.  As of December 31, 2013, 21,680,625 were expected to be vested over the next four years.

Stock Grant - On December 30, 2013, the Company’s Board of Directors adopted a stock grant program for officers and employees.  The grants will take place in 2014 based upon either performance or employment requirements.  All shares under this grant will be issued by June 15, 2014.  The grant was restricted to 10,515,000 shares.

NOTE 12:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the years ending December 31, 2013 and December 31, 2012, respectively:

	December 31, 2013	December 31, 2012
Warrants outstanding at beginning of period	3,300,000	12,650,000
Issued	2,650,000	-
Cancelled	(1,735,167)	(150,000)
Exercised	(1,874,833)	(9,200,000)
Warrants outstanding at end of period	2,340,000	3,300,000

A detail of warrants outstanding on December 31, 2013 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000 1,000,000	February 1, 2017 August 1, 2017

The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.

AWG International Water Corporation

Notes to Consolidated Financial Statements

December 31, 2013

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

On October 3, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 1,500,000 common shares at $0.06 per share.

On December 6, 2012, the holder of Common Stock Purchase Warrants exercised for the purchase of 1,500,000 common shares at $0.06 per share.

December 31, 2013
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	113,881,016 common shares

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

In February 2013, the Company began a non-public, private placement offering under Regulation D Rule 506 to raise approximately $1,500,000 from accredited investors.  The offering is limited to investors with whom the Company’s management has substantive and pre-existing relationships.  The offering consists of 15,000,000 common shares of stock offered to accredited investors at $0.10 per share.

AWG International Water Corporation

Notes to Consolidated Financial Statements

December 31, 2013

On March 20, 2013, the holders of Common Stock Purchase Warrants exercised for the purchase of 1,400,000 common shares at $0.06 per share.

On March 20, 2013, the Company issued 1,500,000 common shares to an accredited investor at $0.10 per share.

On March 22, 2013, the Company issued 400,000 common shares to an accredited investor at $0.10 per share.

On March 29, 2013, the Company issued 600,000 common shares to an accredited investor at $0.10 per share.

On April 10, 2013, the Company issued 600,000 common shares to accredited investors at $0.10 per share.

On April 17, 2013, the Company issued 400,000 common shares to a refrigerant consultant at approximately $0.26 per share.  This was a non-cash issuance.

On April 25, 2013, the Company issued 500,000 common shares to accredited investors at $0.10 per share.

On May 15, 2013, the holders of Common Stock Purchase Warrants exercised for the purchase of 150,000 common shares at $0.03 per share.

On May 15, 2013, the Company issued 1,750,000 common shares to accredited investors at $0.10 per share.

On May 22, 2013, the Company issued 100,000 common shares to accredited investors at $0.10 per share.

On May 28, 2013, the Company cancelled 62,500 common shares that had been previously issued to an unnamed shareholder.

On June 12, 2013, the holders of Common Stock Purchase Warrants exercised for the purchase of 100,000 common shares at $0.06 per share.

On June 18, 2013, the Company issued 250,000 common shares to accredited investors at $0.10 per share.

On July 3, 2013, the Company issued 1,000,000 common shares to an accredited investor at $0.10 per share.

On July 10, 2013, the holder of Common Stock Purchase Warrants exercised for the purchase of 250,000 common shares at $0.06 per share.

On July 16, 2013, the holders of Common Stock Purchase Warrants exercised for the purchase of 814,833 common shares at $0.06 per share.

On July 25, 2013, the Company issued 750,000 common shares to accredited investors at $0.10 per share.

On September 24, 2013, the Company issued 1,000,000 common shares to an accredited investor at $0.10 per share.

On October 2, 2013, the Company issued 250,000 common shares to an accredited investor at $0.10 per share.

On December 6, 2013, the Company issued 250,000 common shares to an accredited investor at $0.10 per share.

On December 19, 2013, the Company issued 750,000 common shares to an accredited investor at $0.10 per share.

On December 30, 2013, the holder of Common Stock Purchase Warrants exercised for the purchase of 160,000 common shares at $0.03 per share.

As of December 31, 2013, there were 2,340,000 common stock purchase warrants outstanding.  The common stock purchase warrants are exercisable at three cents ($0.03) per share.

On June 12, 2012, AWG International Water Corporation filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada changing its name from MIP Solutions, Inc. to AWG International Water Corporation and increasing the Capital Stock to consist of 500,000,000 shares of common stock, $0.001 par value and 100,000,000 of preferred stock, $0.001 par value.

AWG International Water Corporation

Notes to Consolidated Financial Statements

December 31, 2013

NOTE 14:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At December 31, 2013 and December 31, 2012, AWG International Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $1,695,000 and $854,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $4,985,000, which expire in the year 2033.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $1,695,000 and $854,000 has been established at December 31, 2013 and December 31, 2012, respectively.

The significant components of the Company’s net deferred tax assets at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013	December 31, 2012
Net operating loss carry forwards	$4,985,000	$2,511,000
Deferred tax asset	1,695,000	854,000
Deferred tax asset valuation allowance	(1,695,000)	(854,000)
Net deferred tax asset	$-	$-

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2013, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at December 31, 2013, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2013.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2008.  The Company is current on its federal or state tax returns.

NOTE 15:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to December 31, 2013, identifying those that are required to be disclosed as follows:

AWG International Water Corporation

Notes to Consolidated Financial Statements

December 31, 2013

Executive Officer Resignation and Separation Agreement

On March 21, 2014, Jeff Mitchell, Chief Financial Officer and Secretary and the Company entered into a separation agreement whereby Mr. Mitchell resigned his executive officer positions. There were no disagreements between Mr. Mitchell and the Company relating to any of the Company's operations, policies or practices.  Mr. Mitchell is pursuing other business opportunities.  On March 21, the Board of Directors nominated and appointed Michael Wende, a current member of our Board of Directors, to the role of corporate Secretary.  On March 21, 2014, the Board of Directors nominated and appointed Keith White as Chief Financial Officer.

Director Appointment

On March 21, 2014, the Board of Directors nominated and appointed Jeff Mitchell to fill a vacancy on the Board of Directors.  Additionally, the Board of Directors appointed Jeff Mitchell to the Audit Committee.  In his role on the Committee, Mr. Mitchell will be responsible for reviewing and monitoring the Company's financial reporting processes.

Compensatory Arrangement for Jeff Mitchell

On March 21, 2014, the Board of Directors approved a separation agreement with Jeff Mitchell.

The Board of Directors authorized the separation agreement based on three factors: (1) Mr. Mitchell has agreed to join the Board of Directors and the Audit Committee overseeing the Company's financial reporting processes; (2) Mr. Mitchell will continue to assist the Company with the completion and filing of the Company's annual report on Form 10-K; and (3) for his introductory role with an accredited investor that may provide of up to $900,000 of debt financing.  Mr. Mitchell had a pre-existing substantive relationship with the accredited investor.

The separation agreement provides for the payment of $43,750 of unpaid executive compensation, and a Termination Fee of $87,500, payment of health insurance premiums and reimbursement of cell phone expenses.  See the Form 8K filed on March 21, 2014 for additional information.

Creation of a Direct Financial Obligation

On March 21, 2014, (the "Effective Date") the Company entered into a financing transaction with an accredited investor ("Lender").

The Company intends to borrow up to Nine Hundred Thousand ($900,000) Dollars from the Lender.  The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year.  The maturity date is eighteen (18) months from the Effective Date, when principal sum, unpaid interest and any applicable fees and costs will be due and payable.

The Lender will initially loan the Company Two Hundred Thousand ($200,000) Dollars on the Note. The Lender may loan an additional Seven Hundred Thousand ($700,000) Dollars to the Borrower in such amounts as the Lender may choose, in its sole discretion. The Company will only be required to repay the amount loaned and the Company is not required to repay any unfunded portion of this Note, including any interest or other rights or remedies granted to any unfunded portion of this Note.

The Lender has the right, at any time, at its election, to convert all or part of the Note Amount into shares of fully paid and non-assessable shares of common stock of the Borrower (the “Common Stock”). The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.04 per share of Common Stock, (b) Fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the Effective Date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents (the “Conversion Price”), excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the Effective Date.

Issuance of stock to Mr. Mitchell – Executive Compensation

On March 26, 2014 the Company issued 3,352,500 common shares per the named executive officer grant authorized on December 30, 2013.  See Note 11.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2013, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Company’s financial condition as of December 31, 2013 and 2012, and results of its operations and cash flows for the years ended December 31, 2013 and 2012, in conformity with United States generally accepted accounting principles (GAAP).

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Ineffective Oversight of Financial Reporting.  The Company has not provided an appropriate level of oversight of the financial reporting process and has not appropriately monitored the Company’s system of internal control.  The Company’s monitoring of management’s assessment of internal control over financial reporting did not result in appropriate actions taken by management to remedy the deficiencies in the process to assess internal control over financial reporting. The Company has no independent audit committee overseeing the financial reporting process.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on individuals to fill multiple roles and responsibilities.  Our failure to segregate duties has been a material weakness since inception through this annual report.

Sufficiency of Accounting Resources. The Company has limited accounting personnel to prepare its financial statements. The insufficiency of our accounting resources has been a material weakness since inception.

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2013, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  Other Information

None

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of the date of this Annual Report:

Name	Age	Position(s)	Term of Officers (Directors)

Keith White	53	Chief Executive Officer	7/10/12 - Present
		Chief Technology Officer , Director

Jeff Stockdale	52	President, Chief Operating Officer, Director	7/10/12 - Present

Jeff Mitchell	47	Chief Financial Officer, Secretary	7/10/12 - Present

Robb Perkinson	59	Director	7/10/12 - 12/30/13

Michael Wende	56	Director	12/30/13 - Present

G. Wesley Sodorff	64	Director	2/6/13 - 9/22/13

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

During the past 13 years, Mr. White has designed and developed a number of air-to-water appliances and has gained extensive expertise in the technology.  Additionally, Mr. White’s efforts have resulted in a number of patents and patent applications for air-to-water devices.  Mr. White has worked with a number of different manufacturers and suppliers to develop and deliver cost effective and reliable designs for atmospheric water generators ranging from personal/residential use equipment to commercial equipment.

From January, 2008 to November 2009, Mr. White was a Project Manager for Ocean Park Mechanical, Ltd.  From August 2006 to February 2008, Mr. White constructed a private residence.  We believe that Mr. White's specific experience, skills and attributes in the air-to-water machine development and related business development qualifies him to lead the company as a member of our board of directors.

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

From August 2006 to March 2008, Mr. Stockdale was General Manager for Lockdown Networks of Seattle, Washington, a startup company in the Network Security sector, serving as General Manager of Platforms and also had responsibility for manufacturing operations.  He was responsible for all aspects of the hardware platforms that Lockdown delivered including specifications, vendor selection, customization, branding implementation, regulatory compliance, cost/margin tracking and improvement, manufacturing test, manufacturing, and fulfillment.  He was also responsible for inventory management driven by sales forecast, minimizing inventory on hand, maximizing inventory turns and ensuring reliable product delivery within 24 hours of Sales Order receipt.  We believe that Mr. Stockdale's business and engineering experience and management attributes and skills qualifies him to be a member of our Board of Directors.

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

Robb Perkinson is a co-founder of AWG International, Inc., served as AWG International’s President and is a member of the Board of Directors. Between 1997 and 2007, Mr. Perkinson worked for various corporate entities as a business development consultant.  In 2007, he worked for Everest Water, Ltd., a company involved in the air-to-water business.  In 2009, he worked for AWG International Manufacturing in business development.  From 2010, he and Mr. White organized AWG International, Inc., a Nevada corporation.  Mr. Perkinson has served as President, Secretary and as a member of AWG International's board of directors.  We believe that Mr. Perkinson's experience with air-to-water business and his prior business development work with Everest Water, qualifies him to be a member of our board of directors. Mr. Perkinson resigned his seat on the board of directors on December 30, 2013.

Michael Wende received his B.S. in Electrical Engineering from the University of Texas and a M.S in Electrical Engineering from the University of Idaho.   From September 2013 to January 2014, Mr. Wende has acted as a contract employee with Itron, Inc. as a System Engineer writing a Conformance Test Specification for Italian natural gas metering systems.  From February 2011 through May 2013, he was the Engineering Project Manager for Flyback Energy, Inc., responsible for Flyback's first production product.  From November 1999 through July 2010, he acted as an Engineering Product Manager, Lead Marketing Engineer and R&D Engineering Manager and strategic marketing leader on cellular equipment for Agilent Technologies, Inc.  We believe that Mr. Wende's extensive leadership, managerial experience, attributes and skills during his engineering career qualifies him to be a member of the Company's Board of Directors.

Wesley Sodorff joined the board of directors on February 6, 2013.  Since August 2010, Mr. Sodorff has been a business consultant acting through his limited liability companies. Mr. Sodorff has advised the Company on business development, corporate finance, due diligence and financial accounting matters.  Mr. Sodorff was the owner and President of Tire Dealers, Ltd, dba Spokane Tire Factory, a retailer of automotive tires and services in Spokane, Washington from 1992 until August 2010.  Due to the economic crisis which began in the fourth quarter of 2008, the Spokane Tire Factory began to experience a dramatic decline in revenue which ultimately resulted in bankruptcy.  On May 6, 2010, Tire Dealers, Ltd. filed a Chapter 7 petition in the United States Bankruptcy Court for the Eastern District of Washington, Case Number 10-02788-PCW7.  Tire Dealers, Ltd. was liquidated and the matter was closed on August 2, 2010.  Mr. Sodorff has served the Company as a key financial adviser.  Mr. Sodorff resigned from the board of directors on September 22, 2013.

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

Meetings and Committees of the Board Of Directors

We presently have no formal independent Board committees.  Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee.  The members of the Board of Directors performing these functions as of December 31, 2013 are Keith White, Jeff Stockdale and Michael Wende.

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

ITEM 11.  Executive Compensation

On July 10, 2012, the Board of Directors authorized the payment of salaries to named executive officers.   Their initial base compensation was $120,000 annually.  Effective January 1, 2014, their base compensation was increased to $175,000 annually.  The Board of Directors has authorized executive management to establish an incentive compensation plan for 2014 based on individual, team and Company goals and intends to provide additional base compensation up to $250,000 in the future to the named executive officers.

Name							Nonqualified
And						Non-Equity	Deferred	All
Principal				Stock	Option	Incentive Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Keith White, CEO, CTO	2013	120,000	-0-	-0-	8,595	-0-	-0-	-0-	128,595
	2012	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000

Jeff Stockdale, COO, Pres.	2013	120,000	-0-	-0-	595,369	-0-	-0-	13,649	729,018
	2012	60,000	-0-	-0-	293,387	-0-	-0-	-0-	353,387

Jeff Mitchell, CFO, Sec.	2013	120,000	-0-	-0-	646,822	-0-	-0-	13,649	780,471
	2012	60,000	-0-	-0-	319,113	-0-	-0-	29,000	408,113

(1)

This amount represents the prorated allocation of the non-cash expense associated with the valuation of the issuance of stock options  using the Black Scholes model.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year term vesting term of the options.  The corresponding amount will be allocated to the recipients over the same 4-year term.

Compensatory Arrangements of Certain Officers

On December 30, 2013, the Board of Directors authorized the payment of accrued and unpaid executive compensation with common stock to its named executive officers.  Additionally, to the extent that the Company does not have sufficient cash to pay executive compensation in the future, the Company is authorized to pay executive compensation in the form of common stock.

Currently, accrued and unpaid executive compensation totals $105,000.  The Company is authorized to offer and issue common stock to the executive officers, at each employee’s option, in lieu of cash compensation.  The number of shares paid as compensation will be equal to 100% of the accrued payroll on December 31, 2013 plus a 100% risk premium to offset the potential future fluctuation in stock price.  The share price will be established by averaging the closing price of the stock, as quoted Over-the-Counter, for the five trading days prior to issuance.

Stock Grants to Named Executive Officers

Subject to applicable law, the Company is authorized to grant common stock as bonus executive compensation to Keith White, Jeff Stockdale, and Jeff Mitchell, named executive officers, on or before June 15, 2014. These grants may be awarded at an earlier date.  If the Company achieves cash flow break-even for any two out of three contiguous calendar months, commencing January 1, 2014 and ending May 31, 2014 or employment is terminated, the common stock will be awarded at the earlier date.  On June 15, 2014, unless the stock is awarded earlier due to the aforementioned criteria, the common stock awards will be issued.

The common stock grants are as follows:

Keith White

3,352,500 common shares

Jeff Stockdale

3,352,500 common shares

Jeff Mitchell

3,352,500 common shares

These common shares will be deemed restricted and unavailable for resale unless registered or exempt from registration pursuant to the Securities Act of 1933, as amended.

Increase in Annual Executive Compensation

The Board of Directors has authorized an increase in executive compensation for named executive officers.  Effective January 1, 2014, the annual base salary will be increased from $120,000 to $175,000.   Presently, due to cash flow limitations, executive compensation paid in cash will be deferred in part with the unpaid cash portions accrued and payable in the future. However, any and all accrued and unpaid executive compensation may be paid in common stock, in lieu of cash, at the option of the named executive officer, as set forth above.

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

Outstanding Equity Awards at Fiscal Year End

This table includes outstanding equity awards to Named Executive Officers on an award-by-award basis.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Jeff Stockdale(1)	4,294,375	9,447,625	-	0.18	7/9/2022	-	-	-	-
Jeff Mitchell (2)	4,670,938	10,276,062	-	0.18	7/9/2022	-	-	-	-
Keith White (3)	-	750,000	-	0.11	7/21/2023	-	-	-	-
Jeff Stockdale (3)	-	750,000	-	0.11	7/21/2023	-	-	-	-
Jeff Mitchell (3)	-	750,000	-	0.11	7/21/2023	-	-	-	-

(1) Original award totaled 13,742,000. These common stock options vested at 25% on July 10, 2013 and will vest quarterly thereafter at 6.25% or 858,875 option shares quarterly.  Vesting quarters are October 10, January 10, April 10 and July 10.

(2) Original award totaled 14,947,000.  Common stock options vest at 25% on July 10, 2013 and will vest quarterly thereafter at the rate of 6.25% or 934,188 option shares quarterly.  Vesting quarters are October 10, January 10, April 10 and July 10.

 (3) Original award totaled 2,250,000.  Common stock options vest at 25% on July 22, 2014 and will vest quarterly thereafter at the rate of 6.25% or 140,625 option shares quarterly.  Vesting quarters are October 22, January 22, April 22 and July 22.

Grants of Plan-Based Awards

On July 10, 2012, the board of directors authorized the issuance of 13,742,000 common stock options to Jeff Stockdale, the Company's President and Chief Operating Officer, and 14,947,000 common stock options to Jeff Mitchell, the Company's Chief Financial Officer and Secretary.  These common stock options have an exercise price of $0.18.

On May 1, 2013, the board of directors authorized the issuance of 1,500,000 common stock options to Gordon Myers, the Company’s Director of Global Sales and Marketing.  These common stock options have an exercise price of $0.17.  The Myers options vest at 25% on May 1, 2014, thereafter, the remainder vests at 6.25% per quarter.  The exercise term is 10 years.

On July 22, 2013, the board of directors authorized the issuance of 750,000 common stock options to Keith White, the Company’s Chief Executive Officer and Chief Technology Officer, Jeff Stockdale, the Company's President and Chief Operating Officer, and Jeff Mitchell, the Company's Chief Financial Officer and Secretary, collectively 2,250,000 common stock options.  These common stock options have an exercise price of $0.11. On July 22, 2014, twenty-five percent (25%) of the options vest.  Thereafter, the options vest at six and a quarter percent (6.25%) each quarter.  The common stock options have a ten (10) year exercise term.

Using the Black Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year term vesting term of the options.  The estimated annual expense to the Company associated with these options is:

2014 $1,350,625
2015 $1,350,625
2016 $ 738,125
2017 $ 57,334

Employment Agreements

The Company currently has no employment agreements with any named executive officer.

The Company had entered into a Financial Advisory Agreements with Mr. Wesley Sodorff's companies, Frontier Mutual, LLC and 7721 E. Trent, LLC to provide financial advisory and accounting assistance to the Company.  Mr. Sodorff's duties included providing assistance in regard to "due diligence" review and other aspects of the Company's responsibilities in regard to the prospective business combination transaction with AWG International, Inc.  Mr. Sodorff was identified as a "key employee" until July 10, 2012.  During 2012, Mr. Sodorff's consulting fees were identified as a form of compensation in the executive compensation table.

Director Compensation

During 2013, the Company did not pay any compensation to any member of our Board of Directors for services as Directors.

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

This table is based upon information derived from our stock records.  We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 113,881,016 shares of common stock outstanding as of December 31, 2013.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of warrants and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2013.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a)   Name of Beneficial Owner of Certain Beneficial Owners

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class
Keith White	(2)	22,482,360 (3)	19.7%
Robb Perkinson	(2)	20,668,403 (4)	18.1%
Genesis Financial, Inc.	3773 W. 5th Avenue Post Falls, Idaho 83854	7,380,433 (5)	6.5%
Michael T. Wende	(2)	7,100,500(6)	6.2%

(1)

The class is common stock.

(2)

Address is 7721 East Trent Ave., Spokane Valley, WA 99212

(3)

Includes 7,540,922 shares owned by 0967761 BC, Ltd.  Keith White has voting and dispositive control over the 0967761 BC Ltd. shares.

(4)

Includes 7,727,500 shares owned by XLR8 Marketing, Inc.  Robb Perkinson has voting and dispositive authority over the XLR8 Marketing, Inc. shares.  Mr. Perkinson disclaims beneficial ownership of the shares.

(5)

The Board of Directors of Genesis Financial, Inc. has voting and dispositive control over these shares.

(6)    Includes 600,000 common shares held in the name of Michael T. and Joanne B. Wende.

(b)   Security Ownership of Management.

Security Ownership of Management
Title of Class	Name of and Address of Beneficial Owner	Amount and nature of Beneficial Ownership (1)	Percent of Class(8)
Common	Keith White(1)	22,482,360 (3)	19.7%
Common	Jeff Stockdale(1)	2,840,000	2.5%
Common	Jeff Mitchell(1)	1,635,000 (4)	1.4%
Common	Michael Wende(1)	7,100,500(6)	6.5%
Common	Robb Perkinson(1)	20,668,403 (5)	18.1%
Common	G. Wesley Sodorff(1)	2,474,567(7)	2.2%

(1)

Ownership is direct unless noted otherwise

(2)

Address is 7721 East Trent Ave., Spokane Valley, WA 99212

(3)

Includes 7,540,922 shares owned by 0967761 BC Ltd.  Keith White has voting and dispositive control over the 0967761 BC, Ltd. shares.

(4)

Includes 787,500 common shares underlying a common stock purchase warrant which are immediately exercisable at $0.06 per share.

(5)

Includes 7,727,500 shares owned by XLR8 Marketing, Inc.  Robb Perkinson has voting and dispositive authority over the XLR8 Marketing, Inc. shares.

 (6)    Includes 675,500 common shares held in the name of Michael T. and Joanne B. Wende and 5,650,000 in the name of Mr. Wende's IRA  Resources Account.

(7)    Includes 160,000 shares in the name of Frontier Mutual, LLC, 300,000 shares in the name of Wesley Sodorff and 2,014,567 shares in the name of 7721 W. Trent, LLC.  We believe that Mr. Sodorff has voting and dispositive control over Frontier Mutual, LLC and 7721 E. Trent, LLC.

(8)    Pursuant to Rule 13d-3(d)(1)(i)  the percentage calculations use different totals of outstanding securities for the purpose of determining ownership.  Any securities not outstanding which are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

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

On February 14, 2013, Keith White, as co-inventor, assigned the G2 patents to AWG.  The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US/2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement U.S. Patent No. 7,272,947.  The consideration for this assignment was not recorded because it cured a defect in intellectual property originally acquired by the Company's subsidiary, AWG International, Inc.

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

On April 19, 2012, Keith White, the inventor/applicant of provisional patent application titled, “Atmospheric Water Generation System” Application No. 61/489,588, assigned all right, title and interest to AWG International, Inc.  The technology associated with this patent application will be used for a future line of proposed G4 and G5 products.  The consideration for the transfer was stated as "valuable consideration".

Certain and Related Transactions Involving AWG International, Inc.

During fiscal years ending 2013 and 2012, the Company paid as reimbursements, AWG Consulting, Inc., Keith White, The Pepwith Company, LLC, R. Scott Chaykin, Jeff Lamberson, Jeff Stockdale, Jeff Mitchell, Wes Sodorff and Robb Perkinson for expenses advanced on behalf of the Company.   These expenses have been included in general and administrative expenses for the periods ending December 31, 2013 and December 31, 2012 and are expenses from related parties (through common ownership) totaling approximately $38,600 and $54,655, respectively.

On April 19, 2012, Keith White, the inventor/applicant of provisional patent application titled, “Atmospheric Water Generation System” Application No. 61/489,588, assigned all right, title and interest to AWG International, Inc.  The technology associated with this patent application is being utilized in the WaterPro 400.  The consideration for the transfer was stated as "valuable consideration".

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

Director Independence

As of December 31, 2013, the Company has three Directors serving on the Board of Directors, Messrs. White, Stockdale and Wende.  The Company is not currently a listed issuer and, as such, is not subject to any director independence standards using the definition of independence set forth in the Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.  Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s public accounting firm for the audit and the reviews of the Company’s financial statements for the years ended December 31, 2013 and December 31, 2012, were $27,242 and $34,746, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred $7,000 in fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

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

PART IV

ITEM 15.  Exhibits

Exhibit Number	Description of Exhibit	Location of Exhibit
2.1	Form of Share Exchange Agreement between AWG International Water Corporation and AWG International, Inc.	8-K filed July 16, 2012
2.2	Share Exchange Agreement between MIP Solutions, Inc. and AWG International, Inc. dated June 7, 2010	8-K filed June 10, 2010
3.1	Articles of Incorporation of MIP Solutions, Inc. now known as AWG International Water Corporation	SB-2 filed April 5, 2007
3.2	Articles of Amendment of MIP Solutions, Inc. dated June 12, 2012	8-K filed June 13, 2012
3.3	Articles of Incorporation of AWG International, Inc.	8-K filed July 16, 2012
3.4	Bylaws of AWG International, Inc.	8-K filed July 16, 2012
3.5	Bylaws MIP Solutions, Inc., now known as AWG International Water Corporation	SB-2 filed April 5, 2007
10.1	License Agreement with Johns Hopkins University Laboratory	SB-2 filed April 5, 2007
10.2	MIP Solutions, Inc. 2008 Stock Plan	8-K filed September 17, 2008
10.3	Mutual Termination Agreement dated July 25, 2010 between MIP Solutions, Inc. and Johns Hopkins University	8-K filed August 13, 2010
10.4	Promissory Note evidencing $150,000 with Coghlan Family Corporation dated September 29, 2011	10-K filed May 10, 2012
10.5	Warrant Agreement with Coghlan Family Corporation dated September 29, 2011	10-K filed May 10, 2012
10.6	Security Agreement with Coghlan Family Corporation dated September 29, 2011	10-K filed May 10, 2012
10.7	Promissory Note evidencing $583.42 with Coghlan Family Corporation dated September 29, 2011	10-K filed May 10, 2012
10.8	Form of Warrant Agreement associated with Unit Equity Offering pursuant to Regulation D Rule 506	10-K filed May 10, 2012
10.9	Financial Advisory Agreement with Frontier Mutual, LLC dated January 12, 2012	10-K filed May 10, 2012
10.10	Financial Advisory Agreement with 7721 E. Trent Ave, LLC dated October 1, 2011	10-K filed May 10, 2012
10.11	Financial Advisory Agreement with G. Wesley Sodorff dated October 18, 2010	10-K filed May 10, 2012
10.12	Promissory Note evidencing AWG Intl obligation to pay $25,000 dated September 29, 2011	10-K filed May 10, 2012
10.13	Promissory Note evidencing AWG Intl obligation to pay $583.42 dated September 29, 2011	10-K filed May 10, 2012
10.14	Promissory Note evidencing AWG Intl obligation to pay $150,000 dated September 29, 2011	10-K filed May 10, 2012
10.15	Promissory Note evidencing AWG Intl obligation to pay $77,935.32 dated December 31, 2011	10-K filed May 10, 2012
10.16	Promissory Note evidencing AWG Intl obligation to pay $66,522.28 dated September 29, 2011	10-K filed May 10, 2012
10.17	Amended and Restated September 29, 2011 Promissory Notes totaling $242,105.70 dated March 28, 2012	10-K filed May 10, 2012
10.18	Amended and Restated December 31, 2011 Promissory Note totaling $77,935 dated March 28, 2012	10-K filed May 10, 2012
10.19	2012 Stock Option Plan	8-K filed July 16, 2012
10.20	Mitchell Stock Option Agreement	8-K filed July 16, 2012
10.21	Stockdale Stock Option Agreement	8-K filed July 16, 2012
10.22	Termination of Security Agreement	8-K filed July 16, 2012
10.23	License Agreement Everest Water to CanAmera Management dated April 13, 2010	8-K/A filed September 18, 2012
10.24	License Agreement CanAmera Mgmt to AWG International dated April 13, 2010	8-K/A filed September 18, 2012
10.25	G2 Patent Assignment from K. White to AWG International dated February 14, 2012	8-K/A filed September 18, 2012
10.26	G3 Patent Application Assignment from K. White to AWG International dated November 19, 2010	8-K/A filed September 18, 2012
10.27	G4/G5 Patent Application Assignment from K. White to AWG International dated April 19, 2012	8-K/A filed September 18, 2012
10.28	G2 Declaration of Assignment Everest to AWG dated February 17, 2012	8-K filed November 20, 2012
10.29	G2 Assignment from AWG to Keith White and Rae Anderson dated February 17, 2012	8-K filed November 20, 2012
10.30	Amended Coghlan Family Corporation Promissory Note titled Memorandum of Understanding dated August 1, 2012	8-K filed November 20, 2012
10.31	Form of Private Label Agreement	8-K filed November 20, 2012
10.32	Declaration of Assignment to Everest Water, Ltd. to AWG dated February 14, 2013	8-K filed February 19, 2013
10.32	Patent Assignment AWG to Inventors dated February 14, 2013	8-K filed February 19, 2013
10.33	Patent Assignment Keith White to AWG dated February 14, 2013	8-K filed February 19, 2013
10.34	Consulting Agreement with Frontier Mutual, LLC dated February 5, 2013	8-K filed February 8, 2013
10.35	Memorandum of Understanding Coghlan Family Corporation Promissory Note dated February 1, 2013	10-K filed April 11, 2013
14	Code of Ethics	10-K filed May 10, 2012
21	Subsidiaries of the registrant	8-K filed July 16, 2012
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, White – CEO	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, White - CFO	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, White - CEO	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, White - CFO	Filed herewith
101.INS(1)	XBRL Instance Document	Filed herewith
101.SCH(1)	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

AWG International Water Corporation

Date: April 14, 2014	/s/ Keith White _________________________

By: Keith White Title: Chief Executive Officer (Principal Executive Officer)
Date: April 14, 2014	/s/ Keith White _________________________

By: Keith White Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 14, 2014	/s/ Keith White _________________________
By: Keith White
Title: Director
Date: April 14, 2014	/s/ Jeff Stockdale _________________________
By: Jeff Stockdale
Title: Director
Date: April 14, 2014	/s/ Michael Wende _________________________
By: Michael Wende
Date: April 14, 2014	Title: Director /s/ Jeff Mitchell _________________________
By: Jeff Mitchell
Title: Director