Form 10-Q
period 2014-03-31
AWG International Water Corp
filed 2014-05-15
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2015 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   May 13, 2014 there were 118,059,962 shares of the Company’s common stock were issued and outstanding.

AWG INTERNATIONAL WATER CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4.  CONTROLS AND PROCEDURES

25

PART II – OTHER INFORMATION

26

ITEM 1.  LEGAL PROCEEDINGS

26

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

26

ITEM 4.  MINE SAFETY DISCLOSURES

26

ITEM 5.  OTHER INFORMATION

26

ITEM 6.  EXHIBITS

27

SIGNATURES

28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AWG International Water Corporation

(A Development Stage Company)

Consolidated Financial Statements

Period ended March 31, 2014

AWG INTERNATIONAL WATER CORPORATION (A Development Stage Company) Consolidated Balance Sheets As of March 31, 2014 and December 31, 2013

	March 31, 2014 (unaudited)	December 31, 2013

ASSETS
Current assets
Cash	$ 27,304	$ 4,864
Accounts receivable	6,611	3,168
Deposit on product (Note 5)	43,585	68,370
Inventory (Note 6)	124,174	129,163
Prepaid asset	7,208	17,021
Total current assets	208,882	222,586
Fixed Assets (Note 7)	10,115	10,370
Other assets
Technology acquisition (Note 2)	33,575	35,674
Total assets	$ 252,572	$ 268,630

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 1,631	$ 19,316
Accrued liabilities (Note 8)	253,121	189,500
Total current liabilities	254,752	208,816
Long-term Liabilities Convertible note payable (Note 9)	200,000	-
Derivative liability (Note 9)	125,000	-
Total long-term liabilities	325,000	-
Total liabilities	579,752	208,816

Commitments & contingencies (Note 10)	-	-

SHAREHOLDERS' EQUITY(DEFICIT)
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at March 31, 2014 or December 31, 2013, respectively. (Note 13)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized,118,059,962 and 113,881,016 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively. (Note 13)	118,060	113,881
Paid-in-capital	5,418,383	4,930,988
Deficit accumulated during the development stage	(5,863,623)	(4,985,055)
Total shareholders' equity(deficit)	(327,180)	59,814

Total liabilities and shareholders' equity(deficit)	$ 252,572	$ 268,630

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

For the three months ended March 31, 2014 and 2013 and Accumulated since Date of Inception (March 18, 2010)

			Accumulated from
	Three Months Ended	Three Months Ended	March 18, 2010 to
	March 31, 2014 (unaudited)	March 31, 2013 (unaudited)	March 31, 2014 (unaudited)

Sales	$ 45,094	$ 91,900	$ 271,680
Cost of sales	27,944	56,835	201,119

Gross profit (loss)	17,150	35,065	70,561

GENERAL & ADMINISTRATIVE EXPENSES
Travel & entertainment	4,333	6,421	181,143
Professional fees	244,163	205,317	2,393,446
Stock option compensation (non-cash)	476,573	306,250	2,697,422
Other	44,900	17,985	406,076

Total General & Administrative Expenses	769,969	535,973	5,678,087

Operating loss	(752,819)	(500,908)	(5,607,526)

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	-	26,589
Interest income	-	-	3,298
Finance charge	(201)	(2,600)	(83,531)
Interest and penalties	(548)	(4,750)	(77,453)
Loss on derivative instruments	(125,000)	-	(125,000)

Net loss	$ (878,568)	$ (508,258)	$ (5,863,623)

Net loss per common share:
Basic	$ (0.01)	$ (0.00)

Weighted average number of common shares:
Basic	115,824,962	109,037,914

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the three months ended March 31, 2014 and 2013 and Accumulated since Date of Inception (March 18, 2010)

			Accumulated from
	Three Months Ended	Three Months Ended	March 18, 2010 to
	March 31, 2014 (unaudited)	March 31, 2013 (unaudited)	March 31, 2014 (unaudited)

Cash flows from operating activities:
Net loss	$ (878,568)	$ (508,258)	$ (5,863,623)
Depreciation and amortization	3,374	3,493	14,087
Change in fair value of warrants	-	-	67,076
Stock issued for services	-	-	251,124
Stock issued for a loss	-	-	13,830
Stock based compensation	476,573	356,805	2,697,422
Loss on derivative liability	125,000	-	125,000
Changes in assets and liabilities:
Accounts receivable	(3,443)	4,653	(6,611)
Deposits	34,598	44,505	(50,198)
Inventory	4,989	(27,217)	(124,174)
Interest receivable	-	-	(2,923)
Accounts payable	(17,687)	(57,430)	(50,606)
Other Accruals	78,622	(27,788)	265,418

Net cash used by operating activities	(176,540)	(211,237)	(2,664,178)

Cash flows from investing activities:
Fixed assets	(1,020)	-	(15,810)
Technology acquisition	-	-	(5,753)
Notes receivable	-	-	(30,316)
Cash proceeds from acquisition	-	-	157,597

Net cash provided (used) by investing activities	(1,020)	-	105,718

Cash flows from financing activities:
Common stock issued for cash	-	274,000	1,892,699
Payments on notes payable	-	-	(146,445)
Borrowings on notes payable	200,000	30,000	838,065
Notes payable - related party receipts	-	-	8,622
Notes payable - related party payments	-	-	(7,177)

Net cash provided by financing activities	200,000	304,000	2,585,764

Increase/(Decrease) in cash	22,440	92,763	27,304

Cash, beginning of period	4,864	1,402	-

Cash, end of period	$ 27,304	$ 94,165	$ 27,304

Non-cash investing and financing activities:

Capital contribution of notes payable - related party	$ -	$ -	$ 22,817
Stock issued to acquire technology	$ -	$ -	$ 36,216
Stock issued for accrued liability	$ 15,001	$ -	$ 15,001

Supplemental disclosure of cash flow information
Interest paid	$ 201	$ 4,750	$ 31,995

The accompanying notes are an integral part of these financial statements

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

AWG International Water Corporation (“AWGI”) designs and sells Atmospheric Water Generation products.  These products harvest water from the humidity in the atmosphere to produce pure drinkable water.  AWGI utilizes contract manufacturers to assemble its products.  The Company markets and sells its products through a network of domestic and international distributors with clearly identified geographic territories.  AWGI pioneered atmospheric water generation technology for extracting water from humidity in the air. Drawing from the renewable ocean of water vapor in the air that we breathe, our patented technology cost effectively transforms humidity into an abundant source of clean water near the point of use. Our scalable and modular systems can be configured for a number of water-sensitive applications ranging from oil and gas exploration to vertical farming. Our systems can also be configured to produce high quality drinking water for homes, offices, and communities. For a thirsty planet on the verge of a water crisis, AWGI makes clean water out of thin air.

BASIS OF PRESENTATION:

The accompanying consolidated financial statements of AWG International Water Corporation and its subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America under the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") (See Management Statement regarding Going Concern in Note 3).  Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or for any other interim period.  The unaudited financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of the year ended December 31, 2013 filed on April 15, 2014.

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

B.  Reclassification

Certain amounts in the historical financial statements have been reclassified to conform to the current presentation.  These reclassifications have no effect on net loss, total assets, or shareholders’ equity as previously reported.

C.  Cash and cash equivalents

At March 31, 2014 and December 31, 2013, cash and cash equivalents consisted of checking accounts.

D.  Technology Acquisition

The technology supporting the Company’s products (“Technology Acquisition”) was obtained from its founders and their related companies.

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

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

The Company’s technology rights also include the assignment of patents which included U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US/2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement to the U.S. Patent No. 7,272,947.  These patents are associated with our Model 2500 product.

Also, the Company has additional shared patent and license rights which were clarified on February 14, 2013, AWG, as assignee to a license agreement, declared Everest Water, Ltd. insolvent under Paragraph VII (c) of the license agreement.  As a result of this insolvency declaration, AWG took the actions set forth in paragraphs (a) and (b) below and assigned the G2 patent assets as provided for pursuant to  the terms of the license agreement.  Keith White, individually, as co-inventor, took the action set forth in paragraph (c).

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

The technology rights are being amortized over an expected life of five years.

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

At December 31, 2013, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

In March 2014, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of March 31, 2014, the value of the additional stock necessary to settle the contract was $125,000.

I.  Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed at least annually for impairment or when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there were no impairments as of March 31, 2014 and December 31, 2013.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

J.  Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014 and December 31, 2013.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.  The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2014 or December 31, 2013.

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

NOTE 3:  GOING CONCERN UNCERTAINTIES

The Company has not generated positive cash flows since inception and has recognized approximately $5.8 million in net operating losses, which raises doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon achieving positive cash flow from operations and obtaining additional financing to fund ongoing operations.

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

The terms and conditions of this acquisition have been more fully disclosed in our prior annual financial statement filings, which fully disclosed the effects of the stock exchanged and the accounting under the reversed acquisition method.  The Company received net cash resources of $157,597, which is reflected in the investing information in the cash flow financial statement.  As part of the accounting adjustments associated with the reverse acquisition, all intercompany balances were subsequently eliminated in the consolidation.

NOTE 5:  DEPOSITS ON PRODUCT

At March 31, 2014 and December 31, 2013, there was a balance of $43,585 and $68,370, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 6:  INVENTORY

At March 31, 2014 and December 31, 2013, the Inventory balance was $124,174 and $129,163, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company maintains an inventory of filters and coil coating materials that are used both in the manufacture of new units and as replacements in previously sold units.  The inventory represents inventory held for sale.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 7:  FIXED ASSETS

At March 31, 2014 and December 31, 2013, the net Fixed Asset balance was $10,115 and $10,370, respectively.  The Company purchases demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of March 31, 2014 and December 31, 2013, the Company has recognized $5,695 and $4,420, respectively, of accumulated depreciation.  As of March 31, 2014 and 2013, the Company recognized $1,275 and $893 for depreciation expenses, respectively.

NOTE 8:  ACCRUED LIABILITIES

At March 31, 2014 and December 31, 2013, the Accrued liabilities balance was $253,121 and $189,500, respectively.  The Company accrues unpaid wages,  consulting costs and unpaid interest in Accrued Liabilities.

NOTE 9:  CONVERTIBLE NOTE PAYABLE

On March 21, 2014, the Company entered into a financing transaction with an accredited investor under which the Company intends to borrow up to Nine Hundred Thousand ($900,000) Dollars.  The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year.  The maturity date is eighteen (18) months from the effective date, when principal sum, unpaid interest and any applicable fees and costs will be due and payable.

The Lender will initially loan the Company $200,000 under the Note. The Lender may loan an additional $700,000 to the Company in such amounts as the Lender may choose, in its sole discretion. The Company will only be required to repay the amount loaned and the Company is not required to repay any unfunded portion of this Note, including any interest or other rights or remedies granted to any unfunded portion of this Note.

The Lender has the right, at any time, at its election, to convert all or part of the Note Amount into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.04 per share of Common Stock, (b) Fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the Effective Date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents (the “Conversion Price”), excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the Effective Date.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.   As of March 31, 2014, the stock pricing feature which provides a 50% discount to the market would have increased the additional stock necessary to settle the conversion if requested to approximately 13,333,334 shares.  The Company has calculated the value of this additional liability to be $125,000 and has recognized a change of earnings for this amount.

Under FASB ASC 505-10 Equity: Overall, the Company must disclose that the settlement alternatives are at the control of the Lender and that there is a potential for an infinite number of shares having to be issued, but the Company believes that the net effective downward trading limit of $0.01 would make this potential highly unlikely.

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

Other Agreements:

On February 5, 2013, the Company entered into a new Consulting Agreement with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff’s family members commencing on February 1, 2013.  The compensation under this agreement provides for the payment of $10,000 per month, commission of 2% and 1% of Gross Margin resulting from Sales generated by Frontier Mutual, LLC during years 1 and 2, respectively, issuance of 1,500,000 common stock purchase warrants that vest on February 1, 2014 with an exercise price of $0.03 per share and expiration date of three (3) years after vesting, and issuance of 1,000,000 common stock purchase warrants that vest on a prorated basis of Frontier Mutual LLC achieving $1,000,000 of fully collected Sales at a minimum Gross Margin of 35% with an exercise price of $0.03 per share and expiration date of three (3) years after vesting.  The Consulting Agreement expired on January 31, 2014.

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 11:  RELATED PARTY TRANSACTIONS

The technology behind the Company’s products, (“Technology Acquisition”) was acquired through an exclusive Irrevocable Patent Assignment.  See discussion Note 2(D) – Technology Acquisition, Note 10 – Commitments and Contingencies.

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

Effective July 10, 2012, the initial base compensation of the named executive officers, Chief Executive Officer, Chief Operating Officer and Financial Officer was set at $120,000 annually. In December 2013, the Board of Directors raised the annual salary for each officer to $175,000.  There are no formal employment agreements with the named executive officers.

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

Using the Black Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year vesting term of the options.  The estimated annual expense to the Company associated with these options as of March 31, 2014 is:

2014 $1,012,969
2015 $1,350,625
2016 $ 738,125
2017 $ 57,334

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of March 31, 2014, 14,344,500 of these stock options had vested and were exercisable at an average exercise price of $0.18.  As of March 31, 2014, 18,094,500 were expected to be vested over the next four years.

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

NOTE 12:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the years ending March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
Warrants outstanding at beginning of period	2,340,000	3,300,000
Issued	-	2,650,000
Cancelled	-	(1,735,167)
Exercised	-	(1,874,833)
Warrants outstanding at end of period	2,340,000	2,340,000

AWG INTERNATIONAL WATER CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

A detail of warrants outstanding on March 31, 2014 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000 1,000,000	2/1/2017 8/1/2017

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

On December 19, 2013, the Company issued 750,000 common shares to an accredited investor at $0.10 per share.

On December 30, 2013, the holder of Common Stock Purchase Warrants exercised for the purchase of 160,000 common shares at $0.03 per share.

March 31, 2014
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	118,059,964 common shares

On January 14, 2014, the Company issued 826,446 common shares to an Executive of the Company as compensation in lieu of accrued compensation of $15,000 and approximately $15,000 for the fair value of the stock issuance treated as additional compensation.

On March 26, 2014, the Company issued 3,352,500 common shares per the named executive officer grant authorized on December 30, 2013.

As of March 31, 2014, there were 2,340,000 common stock purchase warrants outstanding.  The common stock purchase warrants are exercisable at three cents ($0.03) per share.

NOTE 14:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At March 31, 2014 and December 31, 2013, AWG International Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $1,972,000 and $1,695,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $5,800,000, which expire in the year 2033.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $1,972,000 and $1,695,000 has been established at March 31, 2014 and December 31, 2013, respectively.

The significant components of the Company’s net deferred tax assets at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Net operating loss carry forwards	$5,800,000	$4,985,000
Deferred tax asset	1,972,000	1,695,000
Deferred tax asset valuation allowance	(1,972,000)	(1,695,000)
Net deferred tax asset	$-	$-

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2014, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at March 31, 2014 and December 31, 2013, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2013.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2008.  The Company is current on its federal or state tax returns.

NOTE 15:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to March 31, 2014, identifying those that are required to be disclosed as follows:

On April 22, 2014, the Company received another $100,000 under the Convertible Promissory Note.  See Note 9.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been modest.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the quarter ending March 31, 2013, we had revenue of $91,900 compared to $45,094 revenue for the quarter ending March 31, 2014. The decrease resulted from variability in order frequency from our stocking distributors. The Company also experienced some delays in implementing a filter configuration change to provide an improved flavor profile of the dispensed water in the Model 2500 which may have been a contributing factor.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, administrative payroll and legal fees associated with patent maintenance.  For the quarter ending March 31, 2013, we had $535,973 in general and administrative expenses compared with $769,969 for the quarter ending March 31, 2014.  This increase of $233,996 in general and administrative expenses was primarily the result of the non-cash amortization of stock options increasing in the amount of $170,223.  For the quarter ending on March 31, 2014, the stock and option compensation expenses were $476,573 as compared to the same quarter in 2013, when the Company recognized $306,250 in such expenses.

The legal and intellectual property expenses for the quarters ending March 31, 2014 and March 31, 2013 were $19,157 and $16,118, respectively.  The $3,039 increase was primarily related to ongoing maintenance fees and expenses to maintain the Company’s patent portfolio.

The consulting and general professional fees expenses for the quarters ending March 31, 2014 and March 31, 2013 were $225,006 and $189,199, respectively.  The $35,807 increase was primarily related to changes in compensation programs and the additions to staff.

The Company’s travel expenses were $4,333 for the quarter ended March 31, 2014 which was a decrease of $2,088 as compared to the March 31, 2013 quarter’s activity of $6,421.

The other general and administrative operating costs for the quarters ending March 31, 2014 and March 31, 2013 were $44,900 and $17,985, respectively.  The $26,915 increase was related to increases in general operating expenses, including $1,197 spent on research and development during the current quarter.

During the quarter ending of March 31, 2014, the Company recognized a derivative valuation charge of $125,000 concerning the conversion value of new debt acquired during the quarter.

Liquidity and Capital Resources

As of March 31, 2014, we had $27,304 of cash, total current assets of $208,882, total current liabilities of $254,752 and total stockholders' deficit of $327,180, compared to $4,864 of cash, total current assets of $222,586, total current liabilities of $208,817, and total stockholders' equity of $59,814 as of December 31, 2013.

The Company experienced negative cash flow used by operations during the three months ended March 31, 2014 of ($176,540) compared to the three months ended March 31, 2013 of ($211,237).  The Company experienced no cash flows from investing activities for the three months ended March 31, 2013 compared to negative cash flows from investing activity of ($1,020) for the three months ended March 31, 2014.  The Company experienced positive cash flows from financing activities of $304,000 for the three months ended March 31, 2013 compared to positive cash flows from financing activity of $200,000 for the three months ended March 31, 2014.  During the three months ended March 31, 2013, the Company raised $304,000 through the sale of private placement stock and exercise of outstanding warrants.  During the three months ended March 31, 2014, the Company raised $200,000 through a convertible note payable described in Note 9-- Convertible Note Payable--in the Company’s financial statements.

The Company’s audited financial statements for the year ended December 31, 2013 contained a “going concern” qualification.  As discussed in Note 3 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2013, the Company funded its operations principally with equity.  AWGI's funding source was the sale of equity securities.

As of March 31, 2014, AWG International Water Corporation has debt of $200,000.

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

At March 31, 2014, the Company had 2,340,000 outstanding warrants with an exercise price of $0.03, which if exercised, may contribute upwards of $70,200 to support ongoing capital needs.  The warrants are immediately exercisable at the option of the warrant holders.  The Company cannot be assured that the warrant holders will exercise any warrants.  There are no warrants subject to the Company’s call.

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

During the quarter ended March 31, 2014, the Company raised no money through the sale of equity.

Additionally, March 2014, the Company entered into a financing transaction with an accredited investor, (the "Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $900,000, (the "Loan").   The Lender initially loaned the Company Two Hundred ($200,000) Dollars on the Note. The Lender may loan an additional Seven Hundred Thousand ($700,000) Dollars to the Company in such amounts as the Lender may choose, in its sole discretion. The Company will only required to repay the amount loaned and the Company is not required to repay any unfunded portion of this Note, including any interest or other rights or remedies granted to any unfunded portion of this Note.  The Lender has the right to convert all or part of the Loan amount into common shares. (See Footnote No 9).

While no assurances can be given regarding the achievement of future results as actual results may differ materially, management anticipates adequate capital resources to support continuing operations over the next 12 months through the combination of the Loan, exercised warrants, the sale of equity, forecasted working capital from operations, and existing cash reserves.

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

At March 31, 2014, the Company has net operating loss carry forwards of approximately ($1,972,000), which will expire in 2033 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2014, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

At December 31, 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

In March 2014, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of March 31, 2014, the value of the additional stock necessary to settle the contract was $125,000.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of March 31, 2014 and December 31, 2013.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014 and December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the period ended March 31, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 14, 2014, the Company issued 826,446 common shares to an Executive of the Company as compensation in lieu of accrued compensation of $15,000 and approximately $15,000 for the fair value of the stock issuance treated as additional compensation.

On March 26, 2014, the Company issued 3,352,500 common shares to a Company executive officer as additional compensation authorized on December 30, 2013.  The transaction was valued at $100,575.

The issuance of the shares of was made in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “ Securities Act ”).  As such, the shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*

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

Date:  May 13, 2014

AWG International Water Corporation

(Registrant)

           /s/ Keith White

/s/ Keith White

By:________________________________

________________________________

           Keith White

Keith White

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)