Form 10-Q
period 2014-06-30
Ambient Water Corp
filed 2014-08-11
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2015 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to   _____________

Commission file number:      333-141927

AMBIENT WATER CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	20-4047619
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7721 East Trent Ave. Spokane Valley, WA	99212
(Address of principal executive offices)	(Zip Code)

(509) 474-9451

(Issuer's telephone number, including area code)

AWG INTERNATIONAL WATER CORPORATION

(Former name, former address and former fiscal year if changed since last report)

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   August 8, 2014 there were 118,059,962 shares of the Company’s common stock were issued and outstanding.

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

FORM 10-Q

For the Quarter Ended June 30, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATEMENTS

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

20

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4.

CONTROLS AND PROCEDURES

25

PART II – OTHER INFORMATION

25

ITEM 1.

LEGAL PROCEEDINGS

25

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

25

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4.

MINE SAFETY DISCLOSURES

25

ITEM 5.

OTHER INFORMATION

26

ITEM 6.

EXHIBITS

26

SIGNATURES

27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Ambient Water Corporation

(FKA AWG International Water Corporation)

(A Development Stage Company)

Consolidated Financial Statements

Period ended June 30, 2014

AMBIENT WATER CORPORATION (FKA AWG INTERNATIONAL WATERCORPORATION) (A Development Stage Company) Consolidated Balance Sheets As of June 30, 2014 and December 31, 2013

	June 30, 2014 (unaudited)	December 31, 2013

ASSETS
Current assets
Cash	$ 142,330	$ 4,864
Accounts receivable	1,811	3,168
Deposit on product (Note 3)	43,017	68,370
Inventory (Note 4)	87,783	129,163
Prepaid asset	4,616	17,021
Total current assets	279,557	222,586
Fixed Assets (Note 5)	9,818	10,370
Other assets
Technology acquisition (Note 1)	31,477	35,674
Total assets	$ 320,852	$ 268,630

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 4,482	$ 19,316
Accrued liabilities (Note 6)	272,880	189,500
Total current liabilities	277,362	208,816
Long-term Liabilities Convertible note payable (Note 7)	500,000	-
Derivative liability (Note 7)	500,000	-
Total long-term liabilities	1,000,000	-
Total liabilities	1,277,362	208,816

Commitments & contingencies (Note 8)	-	-

SHAREHOLDERS' EQUITY(DEFICIT)
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at June 30, 2014 or December 31, 2013, respectively. (Note 11)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized,118,059,962 and 113,881,016 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively. (Note 11)	118,060	113,881
Paid-in-capital	5,779,372	4,930,988
Deficit accumulated during the development stage	(6,853,942)	(4,985,055)
Total shareholders' equity(deficit)	(956,510)	59,814

Total liabilities and shareholders' equity(deficit)	$ 320,852	$ 268,630

See accompanying condensed notes to the interim consolidated financial statements

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Six months ended June 30, 2014 and 2013 and Accumulated since Date of Inception (March 18, 2010)

					Accumulated from
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	March 18, 2010 to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ 16,489	$ -	$ 61,583	$ 91,900	$ 288,169
Cost of sales	10,829	-	38,773	56,835	211,948

Gross profit (loss)	5,660	-	22,810	35,065	76,221

GENERAL AND ADMINISTRATIVE EXPENSES
Travel & entertainment	2,669	3,367	7,002	9,787	183,812
Professional fees	95,545	165,577	120,958	280,894	1,670,241
Executive Compensation	87,500	90,000	306,250	180,000	906,250
Stock option compensation (non-cash)	360,990	316,880	837,563	623,130	3,058,412
Impairment loss on inventory	25,923	-	25,923	-	25,923
Other	40,170	50,419	85,069	68,405	446,245

Total General and Administrative Expenses	612,797	626,243	1,382,765	1,162,216	6,290,883

Operating loss	(607,137)	(626,243)	(1,359,955)	(1,127,151)	(6,214,662)

OTHER INCOME/(EXPENSE)
Miscellaneous income	-	-	-	-	26,589
Interest income	-	-	-	-	3,298
Finance charge	(101)	(16,900)	(302)	(19,500)	(83,632)
Interest and penalties	(8,082)	(2,625)	(8,630)	(7,375)	(85,535)
Loss on derivative instruments	(375,000)	-	(500,000)	-	(500,000)

Net loss	$ (990,320)	$ (645,768)	$ (1,868,887)	$ (1,154,026)	$ (6,853,942)

Net loss per common share:
Basic and fully diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

Weighted average number of common shares:
Basic and fully diluted	118,059,962	107,777,016	116,314,842	105,836,632

See accompanying condensed notes to the interim consolidated financial statements

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONALWATER CORPORATION)

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the six months ended June 30, 2014 and 2013 and Accumulated since Date of Inception (March 18, 2010)

			Accumulated from
	Six Months Ended	Six Months Ended	March 18, 2010 to
	June 30, 2014	June 30, 2013	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (1,868,887)	$ (1,154,027)	$ (6,853,942)
Depreciation and amortization	6,789	23,383	17,502
Change in fair value of warrants	-	-	67,076
Stock issued for services	15,000	-	266,124
Stock issued for a loss			13,830
Stock based compensation	837,564	749,520	3,058,413
Impairment loss on inventory	25,923	-	25,923
Loss on derivative liability	500,000		500,000
Changes in assets and liabilities:
Accounts receivable	1,357	4,653	(1,811)
Deposits	37,758	49,160	(47,038)
Inventory	15,456	(97,184)	(113,707)
Interest receivable	-	-	(2,923)
Accounts payable	(14,834)	(44,261)	(47,755)
Other accruals	83,380	(68,857)	270,176

Net cash used by operating activities	(360,494)	(537,613)	(2,848,132)

Cash flows from investing activities:
Fixed assets	(2,040)	(1,530)	(16,830)
Technology acquisition	-	-	(5,753)
Notes receivable	-	-	(30,316)
Cash proceeds from acquisition	-	-	157,597

Net cash provided/(used) by investing activities	(2,040)	(1,530)	104,698

Cash flows from financing activities:
Common stock issued for cash	-	706,575	1,892,699
Payments on notes payable	-	(175,000)	(146,445)
Borrowings on notes payable	500,000	30,000	1,138,065
Notes payable - related party receipts	-	-	8,622
Notes payable - related party payments	-	-	(7,177)

Net cash provided by financing activities	500,000	561,575	2,885,764

Increase in cash	137,466	22,432	142,330

Cash, beginning of period	4,864	1,402	-

Cash, end of period	$ 142,330	$ 23,834	$ 142,330

Non-cash investing and financing activities:
Capital contribution of notes payable - related party	$ -	$ -	$ 22,817
Stock issued to acquire technology	$ -	$ -	$ 36,216
Stock issued for accrued liability	$ 15,001	$ -	$ 15,001

Supplemental disclosure of cash flow information
Interest paid	$ 302	$ 7,375	$ 24,721

See accompanying condensed notes to the interim consolidated financial statements

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

NOTE 1:  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

On June 23, 2014, AWG International Water Corporation changed its corporate name to Ambient Water Corporation-amending articles of incorporation with the Nevada Secretary of State.  This corporate action was recommended by the board of directors and approved by written consent of majority shareholders in lieu of a special meeting.  The Company also changed the name of its wholly owned subsidiary to Ambient Water, Inc. from AWG International, Inc.  The name change was filed and approved on June 23, 2014.

Ambient Water Corporation (“AWGI”), designs and sells Atmospheric Water Generation products.  These products harvest water from the humidity in the atmosphere to produce pure drinkable water.  AWGI utilizes contract manufacturers to assemble its products.  The Company markets and sells its products through a network of domestic and international distributors with clearly identified geographic territories.  AWGI pioneered atmospheric water generation technology for extracting water from humidity in the air. Drawing from the renewable ocean of water vapor in the air that we breathe, our patented technology cost effectively transforms humidity into an abundant source of clean water near the point of use. Our scalable and modular systems can be configured for a number of water-sensitive applications ranging from oil and gas exploration to vertical farming. Our systems can also be configured to produce high quality drinking water for homes, offices, and communities. For a thirsty planet on the verge of a water crisis, AWGI makes clean water out of thin air.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2014.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.  These reclassifications had no effect on previously reported losses, total assets, or stockholders equity.

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

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

Also, the Company has additional shared patent and license rights which were clarified on February 14, 2013, AWG International, Inc., as assignee to a license agreement, declared Everest Water, Ltd. insolvent under Paragraph VII (c) of the license agreement.  As a result of this insolvency declaration, AWG International, Inc. took the actions set forth in paragraphs (a) and (b) below and assigned the G2 patent assets as provided for pursuant to the terms of the license agreement.  Keith White, individually, as co-inventor, took the action set forth in paragraph (c).

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

On April 19, 2012, Mr. Keith White, the patent owner, assigned Patent application number 61/489.588 titled “Atmospheric Water Generator” to AWG International, Inc.  We refer to this patent as supporting the proposed G4 and G5 product lines.

The technology rights are being amortized over an expected life of five years.

Long-lived assets of the Company, including Technology Acquisition, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

Warranty Expense

As a Development Stage Company, the Company does not have sufficient data to determine an appropriate warranty reserve for their product.  During the quarter ended June 30, 2014, the Company charged $6,050 to the expense line research and warranty expense.  When sufficient sales and warranty information is available, the Company will establish a product warranty reserve.

Going Concern

The Company has not generated positive cash flows since inception and has recognized approximately $6.8 million in net operating losses, which raises doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon achieving positive cash flow from operations and obtaining additional external financing to fund ongoing operations.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014- 10 (“ASU 2014-10”), Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with incremental reporting requirements for development stage entities. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  The Company expects to adopt ASU 2014-10 in the fourth quarter of 2014 and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

NOTE 2:  BUSINESS COMBINATION

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

NOTE 3:  DEPOSITS ON PRODUCT

At June 30, 2014 and December 31, 2013, there was a balance of $43,017 and $68,370, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 4:  INVENTORY

At June 30, 2014 and December 31, 2013, the Inventory balance was $87,783 and $129,163, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company maintains an inventory of filters that are used both in the manufacture of new units and as replacements in previously sold units.  The inventory represents inventory held for sale.  During the quarter ending June 30, 2014, the Company determined that coil coating materials previously held as inventory valued at $25,923 was obsolete and had no salvage value. On June 30, 2014, the Company incurred an expense of $25,923 to impairment loss on inventory and reduced the carrying value of inventory by the same amount. Additionally, the Company estimated that disposal of the product would cost approximately $1,000.  At June 30, 2014, the Company charged expense line, disposal of inventory $1,000 and set up an accrued liability in the same amount.

NOTE 5:  FIXED ASSETS

At June 30, 2014 and December 31, 2013, the net Fixed Asset balance was $9,818 and $10,370, respectively.  The Company purchases demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of June 30, 2014 and December 31, 2013, the Company has recognized $7,013 and $4,420, respectively, of accumulated depreciation.  As of June 30, 2014 and 2013, the Company recognized $2,592 and $893 for depreciation expenses, respectively.

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

NOTE 6:  ACCRUED LIABILITIES

At June 30, 2014 and December 31, 2013, the Accrued Liabilities balance was $272,880 and $189,500, respectively.  The Company accrues unpaid wages, consulting costs and unpaid interest in Accrued Liabilities.

NOTE 7:  CONVERTIBLE NOTE PAYABLE

On March 21, 2014, the Company entered into a financing transaction with an accredited investor (“Lender”) under which the Company intends to borrow up to Nine Hundred Thousand ($900,000) Dollars.  The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year.  The maturity date is eighteen (18) months from the date of borrowing, when principal sum, unpaid interest and any applicable fees and costs will be due and payable.

The Lender has loaned the Company $500,000 through June 30, 2014. The Lender may loan an additional $400,000 to the Company in such amounts as the Lender may choose, in its sole discretion. The Company will only be required to repay the amount loaned and the Company is not required to repay any unfunded portion of this Note, including any interest or other rights or remedies granted to any unfunded portion of this Note.

The Lender has the right, at any time, at its election, to convert all or part of the Note amount into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.04 per share of common stock, (b) fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the effective date.

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.   As of June 30, 2014, the stock pricing feature which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 50,000,000 shares.  The Company has calculated the value of this additional liability to be $500,000 and has recognized a change of earnings for this amount.

Under FASB ASC 505-10 Equity: Overall, the Company must disclose that the settlement alternatives are at the control of the Lender and that there is a potential for an infinite number of shares having to be issued, but the Company believes that the net effective downward trading limit of $0.01 would make this potential highly unlikely.

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

NOTE 8:  COMMITMENTS AND CONTINGENCIES

On July 29, 2010, the Company entered into a memorandum of understanding to acquire the exclusive rights to utilize a proprietary coating technology in atmospheric water generation applications.  Subsequently, the July 29, 2010 memorandum of understanding was replaced on June 17, 2011.  Under the terms of the agreement, the Company secured the exclusive rights to the coating technology for atmospheric water generation applications.  The term of the agreement is three years and, unless terminated, shall automatically renew for an additional three years on each three year anniversary.  The agreement called for the payment of a license and exclusivity fee of $10,000 in two payments of $5,000 each.  The first payment has been paid.  Effective September 30, 2012, the parties entered into an amendment to the original agreement in which both parties acknowledged there had been no breaches of the original agreement, the remaining $5,000 payment was due on or before June 1, 2013, and all previous and/or future minimum purchase requirements were waived.  The Company has accrued the $5,000 in Accrued Liabilities for this obligation.  See discussion Note 6 – Accrued Liabilities.

Other Agreements:

On February 5, 2013, the Company entered into a new Consulting Agreement with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff’s family members commencing on February 1, 2013.  The compensation under this agreement provides for the payment of $10,000 per month, commission of 2% and 1% of Gross Margin resulting from Sales generated by Frontier Mutual, LLC during years 1 and 2, respectively, issuance of 1,500,000 common stock purchase warrants that vest on February 1, 2014 with an exercise price of $0.03 per share and expiration date of three (3) years after vesting, and issuance of 1,000,000 common stock purchase warrants that vest on a prorated basis of Frontier Mutual LLC achieving $1,000,000 of fully collected Sales at a minimum Gross Margin of 35% with an exercise price of $0.03 per share and expiration date of three (3) years after vesting.  The Consulting Agreement expired on January 31, 2014 (See note 13-Subsequent Events).

NOTE 9:  RELATED PARTY TRANSACTIONS

The technology behind the Company’s products, (“Technology Acquisition”) was acquired through an exclusive Irrevocable Patent Assignment.  See discussion Note 1 – Technology Acquisition, Note 8 – Commitments and Contingencies.

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

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

2013, the Board of Directors raised the annual salary for each officer to $175,000.  There are no formal employment agreements with the named executive officers.

On July 10, 2012, the Board of Directors authorized the issuance of 13,742,000 common stock options to Jeff Stockdale, the Company’s President and Chief Operating Officer and 14,947,000 common stock options to Jeff Mitchell, the Company’s then Chief Financial Officer and Secretary.  These common stock options have an exercise price of $0.18.

On May 1, 2013, the Board of Directors authorized the issuance of 1,500,000 common stock options to Gordon Myers, the Company’s Director of Global Sales and Marketing.  These common stock options have an exercise price of $0.17.

On July 22, 2013, the Board of Directors authorized the issuance of 750,000 common stock options to Keith White, the Company’s Chief Executive Officer and Chief Technology Officer, Jeff Stockdale, the Company's President and Chief Operating Officer, and Jeff Mitchell, the Company's then Chief Financial Officer and Secretary, collectively 2,250,000 common stock options.  These common stock options have an exercise price of $0.11.

The options vest over four (4) years.  After one year, one-quarter (25%) of the options vest.  Thereafter, the options vest 6.25% each quarter.  The options have a ten (10) year term.

Using the Black-Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year vesting term of the options.  The estimated annual expense to the Company associated with these options as of June 30, 2014 is:

2014 $ 643,348
2015 $1,286,875
2016 $ 674,375
2017 $ 36,089

As of June 30, 2014, 14,719,500 of these stock options had vested and were exercisable at an average exercise price of $0.18.  As of June 30, 2014, 16,594,500 were expected to be vested over the next four years.

Stock Grant - On December 30, 2013, the Company’s Board of Directors adopted a stock grant program for officers and employees.  The total number of shares in the original stock grant was 10,515,000 shares.  The grants will take place in 2014 based upon either performance or employment requirements.  Originally, shares under this grant were to be issued by June 15, 2014.  Jeff Stockdale and Keith White have elected defer these grants (3,352,500 shares each) which will remain unissued.  Therefore, on August 5, 2014, the board of directors deferred the stock grant to January 1, 2015.

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

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

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

NOTE 10:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the years ending June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013
Warrants outstanding at beginning of period	2,340,000	3,300,000
Issued	-	2,650,000
Cancelled	-	(1,735,167)
Exercised	-	(1,874,833)
Warrants outstanding at end of period	2,340,000	2,340,000

A detail of warrants outstanding on June 30, 2014 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000	2/1/2017
	1,000,000	8/1/2017

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

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

On February 20, 2013, the Company entered into a Stock Cancellation Agreement with CanAmera Management, Inc., which was owned by Keith White (52.5%) and Robb Perkinson (47.5%), both Affiliates of the Company.  In connection with the Company’s February 2013 private placement transaction, CanAmera Management, Inc. agreed to cancel 18,307,692 common shares.  CanAmera Management, Inc. cancelled 355,575 of the common shares as reimbursement of $47,883 of expenses incurred by the Company to resolve the Everest Water patent assignment.  CanAmera Management, Inc. cancelled the additional 17,952,117 to provide an appropriate pre-financing capital structure for the Company. This facilitated the Company proceeding with a non-public, private placement offering to raise approximately $1,500,000 from accredited investors through a non-dilutive offering (See Note 13 – Subsequent Events).

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

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

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

On December 19, 2013, the Company issued 750,000 common shares to an accredited investor at $0.10 per share.

On December 30, 2013, the holder of Common Stock Purchase Warrants exercised for the purchase of 160,000 common shares at $0.03 per share.

June 30, 2014
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	118,059,962 common shares

On January 14, 2014, the Company issued 826,446 common shares to an Executive of the Company as compensation in lieu of accrued compensation of $15,000 and approximately $15,000 for the fair value of the stock issuance treated as additional compensation.

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

On March 26, 2014, the Company issued 3,352,500 common shares to and Executive of the Company per a grant authorized on December 30, 2013.

As of June 30, 2014, there were 2,340,000 common stock purchase warrants outstanding.  The common stock purchase warrants are exercisable at three cents ($0.03) per share.

NOTE 12:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At June 30, 2014 and December 31, 2013, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $2,159,000 and $1,695,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $6,350,000, which expire in the year 2033.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $2,159,000 and $1,695,000 has been established at June 30, 2014 and December 31, 2013, respectively.

The significant components of the Company’s net deferred tax assets at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Net operating loss carry forwards	$6,350,000	$4,985,000
Deferred tax asset	$2,159,000	$1,695,000
Deferred tax asset valuation allowance	(2,159,000)	(1,695,000)
Net deferred tax asset	$-	$-

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

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2014, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at June 30, 2014 and December 31, 2013, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2013.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2008.  The Company is current on its federal or state tax returns.

NOTE 13:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to June 30, 2014, identifying those that are required to be disclosed as follows:

On May 1, 2013, the Board of Directors authorized the issuance of 1,500,000 common stock options to Gordon Myers, the Company’s Director of Global Sales and Marketing.  These common stock options have an exercise price of $0.17.  During the quarter ended June 30, 2014, Mr. Myers left employment with Ambient Water Corporation.  Also, 375,000 common stock options vested in the quarter ending June 30, 2014.  These vested options expired on August 1, 2014.  The remaining 1,125,000 unvested common stock options were terminated the day Mr. Myers left employment with Ambient Water Corporation.

On February 5, 2013, the Company entered into a new Consulting Agreement with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff’s family members commencing on February 1, 2013. This agreement included issuance of 1,000,000 common stock purchase warrants that vest on a prorated basis of Frontier Mutual LLC achieving $1,000,000 of fully collected Sales at a minimum Gross Margin of 35% with an exercise price of $0.03 per share and expiration date of three (3) years after vesting.  The Consulting Agreement expired on January 31, 2014.  The sales related warrants  terminated on August 1, 2014, as no sales were attributable to this agreement.  In accordance with the Consulting Agreement, the common shares underlying this warrant originated from Keith White and a Stock Cancellation Agreement. The termination of this warrant entitles Keith White to a return of the 1,000,000 cancelled shares.  Effective August 1, 2014, 1,000,000 previously cancelled shares will be reissued to Keith White effectively returning the cancelled shares.  These shares will be issued between August 1, 2014 and September 30, 2014.

AMBIENT WATER CORPORATION

(FKA AWG INTERNATIONAL WATER CORPORATION)

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

On February 20, 2013, the Company entered into a Stock Cancellation Agreement with CanAmera Management, Inc., (CanAmera) which was owned by Keith White (52.5%) and Robb Perkinson (47.5%), both affiliates of the Company.  In connection with the Company’s February 2013 private placement transaction, CanAmera Management, Inc. cancelled 17,952,117 common shares to provide an appropriate pre-financing capital structure for the Company with an intent to offset any share dilution resulting from the private placement.  This facilitated the Company proceeding with a non-public, private placement offering to raise approximately $1,500,000 from accredited investors through a non-dilutive offering.  The Cancellation Agreement with Keith White, Robb Perkinson and CanAmera that entitles them to receive a prorated return of a portion of the cancelled shares  if the Private Placement had not raised a minimum of $1,200,000.  The private placement raised $970,000 through the end date of June 30, 2014. As a result, the Company will reissue 5,300,000 common shares and return to Keith White and CanAmera these shares which will be restored to the issued and outstanding capital stock at historic issuance values.  The stock will be reissued between August 1, 2014 and September 30, 2014.

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

Company’s Plans

We began selling the Model 2500 Atmospheric Water Generator in August 2012 to our Philippine distributor.  In 2013, we initiated product sales to our U.S. distributor.  We intend to follow with the introduction of two commercial products, the Ambient Water 100 and Ambient Water 400 in the future.  Our goal is to generate positive cash flow from product sales to fund operations in the future.

The Ambient Water 400 is nearing field trial testing.  The Ambient Water 100 has experienced development delays and may not be introduced for at least another 6 months.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been minimal.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the quarter ending June 30, 2013, we had no revenue compared to $16,489 revenue for the quarter ending June 30, 2014. The increase was due to minimal sales to our existing distributors.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, executive compensation, administrative payroll and legal fees associated with patent maintenance.  For the quarter ending June 30, 2013, we had $626,243 in general and administrative expenses compared with $612,797 for the quarter ending June 30, 2014. This decrease of $13,446 in general and administrative expenses was primarily the result of professional fees decreasing in the amount of $70,032, stock option compensation (non-cash) increasing $44,110, and impairment loss on inventory increasing by $25,923.

Professional fees for the quarters ending June 30, 2014 and June 30, 2013 were $95,545 and $165,577, respectively.  The $70,032 decrease was due to a general decrease in professional fees including a $30,000 decrease in consulting fees.

Executive compensation for the quarters ending June 30, 2014 and June 30, 2013 were $87,500 and $90,000, respectively.  The $2,500 decrease was due to a general decrease in executive compensation.

The legal and intellectual property expenses for the quarters ending June 30, 2014 and June 30, 2013 were $11,719 and $9,861, respectively. The $1,858 increase was primarily related to ongoing maintenance fees and expenses to maintain the Company’s patent portfolio.

The stock option compensation (non-cash) expenses for the quarters ending June 30, 2014 and June 30, 2013 were $360,990 and $316,880, respectively.  The $44,110 increase was primarily related to amortization of stock options granted in 2013.

The Company’s travel expenses for the quarters ending June 30, 2014 and June 30, 2013 were $2,669 and $3,367, respectively.  The $698 decrease was primarily related to a $760 decrease in airfare during the current quarter.

The other general and administrative operating costs for the quarters ending June 30, 2014 and June 30, 2013 were $40,170 and $50,419, respectively.  The $10,249 decrease was related to decreases in general operating expenses, including a $3,791 decrease in research and development expenses and an $865 decrease in sales and marketing during the current quarter.

During the quarter ending of June 30, 2014, the Company recognized a derivative valuation charge of $375,000 related to the conversion value of new debt acquired during the quarter.

Liquidity and Capital Resources

As of June 30, 2014, we had $142,330 of cash, total current assets of $279,557, total current liabilities of $277,362 and total stockholders' deficit of $956,510, compared to $4,864 of cash, total current assets of $222,586, total current liabilities of $208,816, and total stockholders' equity of $59,814 as of December 31, 2013.

The Company experienced negative cash flow used by operations during the six months ended June 30, 2014 of ($360,494) compared to the six months ended June 30, 2013 of ($537,613).  The Company experienced negative cash flows of ($1,530) from investing activities for the six months ended June 30, 2013 compared to negative cash flows from investing activity of ($2,040) for the six months ended June 30, 2014.  The Company experienced positive cash flows from financing activities of $561,575 for the six months ended June 30, 2013 compared to positive cash flows from financing activity of $500,000 for the six months ended June 30, 2014.  During the six months ended June 30, 2013, the Company raised $706,000 through the sale of private placement stock and exercise of outstanding warrants.  During the six months ended June 30, 2014, the Company raised $500,000 through a convertible note payable described in Note 7-- Convertible Note Payable--in the Company’s financial statements.

The Company’s audited financial statements for the year ended December 31, 2013 contained a “going concern” qualification.  As discussed in Note 1 of the Notes to financial statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2013, the Company funded its operations principally through the sale of equity.

For the period January 1, 2014 through March 20, 2014, the Company funded its operations principally through the sale of equity.  From March 21, 2014 through June 30, 2014, Ambient Water Corporation has funded operations principally through incurring debt of $500,000.

Our financial objective is to make sure the Company has the cash and debt capacity to fund on-going operating activities, investments and growth.  We intend to fund future capital needs through our current cash position, future operating cash flow and debt or equity financing.

At June 30, 2014, the Company had 2,340,000 outstanding warrants with an exercise price of $0.03.  Normally, the warrants are immediately exercisable at the option of the warrant holders.  However, 1,000,000 of the warrants did not meet the requirements for vesting at June 30, 2014. If the 1,340,000 vested warrants were exercised, upwards of $40,200 may be contributed to support ongoing capital needs. The Company cannot be assured that the warrant holders will exercise any warrants.  There are no warrants subject to the Company’s call.

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months.  Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations.  We anticipate that the Company will need approximately $1,000,000 of additional capital over the next 12 months to execute Management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500 and introduction of additional product models in 2014.

During the quarter ended June 30, 2014, the Company raised no money through the sale of equity.

Additionally, in March 2014, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $900,000, ("Loan").   Through June 30, 2014 the Lender has loaned the Company Five Hundred ($500,000) Dollars on the Note. The Lender may loan an additional Four Hundred Thousand ($400,000) Dollars to the Company in such amounts as the Lender may choose, in its sole discretion. The Company will only be required to repay the amount loaned and the Company is not required to repay any unfunded portion of this Note, including any interest or other rights or remedies granted to any unfunded portion of this Note.  The Lender has the right to convert all or part of the Loan amount into common shares. (See Note 7 in the financial statements).

While no assurances can be given regarding the achievement of future results as actual results may differ materially, management anticipates adequate capital resources to support continuing operations over the next 12 months through the combination of the Loan, the sale of equity, forecasted working capital from operations, and existing cash reserves.

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

At June 30, 2014, the Company has net operating loss carry forwards of approximately ($2,159,000), which will expire in 2033 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2014, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

In March 2014, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of June 30, 2014, the value of the stock necessary to settle the contract was $500,000.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of June 30, 2014 and December 31, 2013.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2014 and December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On August 5, 2014, the Board of Directors, by unanimous written consent in lieu of a special meeting, deferred the stock grants to Keith White and Jeff Stockdale which had been due June 15, 2014 until January 1, 2015.  The deferment provides:

That the Company is authorized to grant common stock to the named employees as a bonus/compensation within 3 days of the achievement of the earliest of these critical milestones:

1.

Company achieving cash flow break-even for 2 of 3 contiguous calendar months commencing January 1, 2014 and ending January 1, 2015;

2.

Termination of employment during this period will not affect the award to any employee;

3.

January 1, 2015.

4.

The bonus amounts for the named individuals (in the form of a stock grant) are as follows :

Keith White – 3,352,500 shares

Jeff Stockdale – 3,352,500 shares

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 8, 2014

Ambient Water Corporation

(Registrant)

           /s/ Keith White

/s/ Keith White

By:________________________________

________________________________

           Keith White

Keith White

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)