Form 10-Q
period 2014-09-30
Ambient Water Corp
filed 2014-11-03
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2015 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  October 31, 2014 there were 129,941,970 shares of the Company’s common stock were issued and outstanding.

AMBIENT WATER CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 4.  CONTROLS AND PROCEDURES

24

PART II – OTHER INFORMATION

25

ITEM 1.  LEGAL PROCEEDINGS

25

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4.  MINE SAFETY DISCLOSURES

25

ITEM 5.  OTHER INFORMATION

25

ITEM 6.  EXHIBITS

25

SIGNATURES

26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Ambient Water Corporation

(A Development Stage Company)

Consolidated Financial Statements

Period ended September 30, 2014

AMBIENT WATER CORPORATION (A Development Stage Company) Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Current assets
Cash	$ 129,655	$ 4,864
Accounts receivable	1,094	3,168
Deposit on product (Note 2)	76,855	68,370
Inventory (Note 3)	78,543	129,163
Prepaid assets	20,492	17,021

Total current assets	306,639	222,586

Fixed Assets (Note 4)	9,183	10,370

Other assets
Technology acquisition (Note 1)	29,378	35,674

Total assets	$ 345,200	$ 268,630

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 14,132	$ 19,316
Accrued liabilities (Note 5)	273,636	189,500

Total current liabilities	287,768	208,816

Notes payable (Note 6)	700,000	-
Derivative liability	1,750,000	-

Total long-term liabilities	2,450,000	-

Total liabilities	2,737,768	208,816

Commitments & contingencies (Note 7)	-	-

SHAREHOLDERS' EQUITY(DEFICIT)
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at September 30, 2014 and
December 31, 2013, respectively (Note 10)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized,
124,359,964 and 113,881,016 shares issued and outstanding at
September 30, 2014 and December 31, 2013, respectively (Note 10)	124,360	113,881
Paid-in-capital	6,291,569	4,930,988
Deficit accumulated during the development stage	(8,808,497)	(4,985,055)
Total shareholders' equity(deficit)	(2,392,568)	59,814

Total liabilities and shareholders' equity(deficit)	$ 345,200	$ 268,630

See accompanying condensed notes to the interim consolidated financial statements

AMBIENT WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Nine months ended September 30, 2014 and 2013 and Accumulated from Inception (March 18, 2010) to September 30, 2014

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	March 18, 2010 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ 14,507	$ 45,300	$ 76,090	$ 137,200	$ 302,676
Cost of sales	8,315	30,975	47,088	87,810	220,263

Gross profit	6,192	14,325	29,002	49,390	82,413

GENERAL & ADMINISTRATIVE EXPENSES:
Travel & entertainment	1,671	10,542	8,673	20,329	185,483
Professional fees	35,433	162,879	156,391	443,773	1,705,674
Executive Compensation	87,500	90,000	393,750	270,000	993,750
Stock option compensation (non-cash)	518,497	332,505	1,356,060	955,635	3,576,909
Impairment loss on inventory	-	-	25,923	-	25,923
Other	53,862	63,635	138,931	132,041	500,107

Total General & Administrative Expenses	696,963	659,561	2,079,728	1,821,778	6,987,846

Operating loss	(690,771)	(645,236)	(2,050,726)	(1,772,388)	(6,905,433)

OTHER INCOME(EXPENSE):
Miscellaneous income	-	-	-	-	26,589
Interest income	-	-	-	-	3,298
Finance charge	(30)	-	(332)	(19,500)	(83,662)
Interest and penalties	(13,753)	-	(22,384)	(7,375)	(99,289)
Loss on derivative instruments	(1,250,000)	-	(1,750,000)	-	(1,750,000)

Net loss	$ (1,954,554)	$ (645,236)	$ (3,823,442)	$ (1,799,263)	$ (8,808,497)

Net loss per common share:
Basic and fully diluted	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.02)

Weighted average number of common shares:
Basic and fully diluted	119,109,962	111,804,349	117,246,548	109,184,204

See accompanying condensed notes to the interim consolidated financial statements

AMBIENT WATER CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2014 and 2013 and Accumulated from Inception (March 18, 2010) to September 30, 2014

			Accumulated from
	Nine Months Ended	Nine Months Ended	March 18, 2010 to
	September 30, 2014	September 30, 2013	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (3,823,442)	$ (1,799,263)	$ (8,808,497)
Adjustment to reconcile net loss:
Depreciation and amortization	10,291	7,002	21,004
Change in fair value of warrants	-	-	67,076
Stock issued for services	15,000	-	266,124
Stock issued for a loss	-	-	13,830
Stock based compensation	1,356,060	1,177,358	3,576,909
Impairment loss on inventory	25,923	-	25,923
Loss on derivative liability	1,750,000	-	1,750,000
Changes in assets and liabilities:
Accounts receivable	2,073	3,953	(1,095)
Deposits	(11,956)	35,549	(96,752)
Inventory	24,697	(93,215)	(104,466)
Interest receivable	-	-	(2,923)
Accounts payable	(5,184)	(74,582)	(38,105)
Other accruals	84,137	(112,846)	270,933

Net cash used by operating activities	(572,401)	(856,044)	(3,060,039)

Cash flows from investing activities:
Fixed assets	(2,808)	(4,080)	(17,598)
Technology acquisition	-	-	(5,753)
Notes receivable	-	-	(30,316)
Cash proceeds from acquisition	-	-	157,597

Net cash provided(used) by investing activities	(2,808)	(4,080)	103,930

Cash flows from financing activities:
Common stock issued for cash	-	1,045,465	1,892,699
Payments on notes payable	-	(175,000)	(146,445)
Borrowings on notes payable	700,000	30,000	1,338,065
Notes payable - related party receipts	-	-	8,622
Notes payable - related party payments	-	-	(7,177)

Net cash provided by financing activities	700,000	900,465	3,085,764

Increase in cash	124,791	40,341	129,655

Cash, beginning of period	4,864	1,402	-

Cash, end of period	$ 129,655	$ 41,743	$ 129,655

Supplemental disclosure of cash flow information
Interest paid	$ 332	$ 4,750	$ 24,751

Non-cash investing and financing activities:
Capital contribution of notes payable - related party	$ -	$ -	$ 22,817
Stock issued to acquire technology	$ -	$ -	$ 36,216
Stock issued for accrued liability	$ 15,001	$ -	$ 15,001

See accompanying condensed notes to the interim consolidated financial statements

AMBIENT WATER CORPORATION

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

NOTE 1:  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

On June 23, 2014, AWG International Water Corporation changed its corporate name to Ambient Water Corporation by amending articles of incorporation with the Nevada Secretary of State.  This corporate action was recommended by the board of directors and approved by written consent of majority shareholders in lieu of a special meeting.  The Company also changed the name of its wholly owned subsidiary to Ambient Water, Inc. from AWG International, Inc.  Both name change amendments were filed with the Nevada Secretary of State's office on June 23, 2014.

Ambient Water Corporation (“AWGI” or “the Company”), designs and sells Atmospheric Water Generation products.  These products harvest water from the humidity in the atmosphere to produce pure drinkable water.  AWGI utilizes contract manufacturers to assemble its products.  The Company markets and sells its products through a network of domestic and international distributors with clearly identified geographic territories.  AWGI is one of the pioneers of atmospheric water generation technology for extracting water from humidity in the air. Drawing from the renewable ocean of water vapor in the air that we breathe, our patented technology cost effectively transforms humidity into an abundant source of clean water near the point of use. Our scalable and modular systems can be configured for a number of water-sensitive applications ranging from oil and gas exploration to vertical farming. Our systems can also be configured to produce high quality drinking water for homes, offices, and communities.

On July 10, 2012, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") by and among AWG International Water Corporation and AWG International, Inc.  On July 10, 2012, AWG International Water Corporation acquired AWG International, Inc. (the “Business Combination”), which became a wholly owned subsidiary of AWG International Water Corporation. AWG International Water Corporation incorporated on December 19, 2005, under the laws of the State of Nevada, and is headquartered in Spokane Valley, Washington.  The Company’s previous name was MIP Solutions, Inc.  MIP Solutions, Inc. was considered a shell company prior to the business combination.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2014.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

AMBIENT WATER CORPORATION

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

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

AMBIENT WATER CORPORATION

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

The technology rights are being amortized over an expected life of five years.

Long-lived assets of the Company, including Technology Acquisition, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.

Warranty Expense

The Company has established a product warranty reserve, set at five percent (5%) of sales, for the quarter ending September 30, 2014.  As such, the Company charged $753 to the expense line Sales Reserve and set up a corresponding liability - Product Warranty Reserve in the same amount shown in accrued liabilities. Additionally, during the quarter ended September 30, 2014, the Company charged $6,003 to the expense line warranty expense shown under other general & administrative expense, prior to establishing the product warranty reserve.  The Company advanced back to a distributor $18,345 during the quarter ending September 30, 2014 against manufacturer warranty work to be performed by the Korean contract manufacturer.  These funds will be returned upon the delivery of the repaired units.  The manufacturer received the units for repair and will ship directly back to the distributor.  The Company has adjusted the deposit account it keeps with the manufacture for these transactions.

Going Concern

The Company has not generated positive cash flows since inception and has recognized approximately $8.8 million in net losses, which raises doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon achieving positive cash flow from operations and obtaining additional external financing to fund ongoing operations.

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

AMBIENT WATER CORPORATION

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.”  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is evaluating the impact of ASU 2014-15 on its financial condition, results of operations and cash flows.

NOTE 2:  DEPOSITS ON PRODUCT

At September 30, 2014 and December 31, 2013, there was a balance of $76,855 and $68,370, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.  During the quarter ended September 30, 2014, the deposited funds were adjusted for manufacturer’s credits for defective units shipped by a distributor back to the manufacturer.

NOTE 3:  INVENTORY

At September 30, 2014 and December 31, 2013, the Inventory balance was $78,543 and $129,163, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company maintains an inventory of filters that are used both in the manufacture of new units and as replacements in previously sold units.  The inventory represents inventory held for sale.

NOTE 4:  FIXED ASSETS

At September 30, 2014 and December 31, 2013, the net Fixed Assets balance was $9,183 and $10,370, respectively.  The Company purchases demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of September 30, 2014 and December 31, 2013, the Company has recognized $8,415 and $4,420, respectively, of accumulated depreciation.  As of September 30, 2014 and 2013, the Company recognized $3,995 and $2,805 for depreciation expenses, respectively.

AMBIENT WATER CORPORATION

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

NOTE 5:  ACCRUED LIABILITIES

At September 30, 2014 and December 31, 2013, the Accrued Liabilities balance was $273,636 and $189,500, respectively.  The Company accrues unpaid wages, consulting costs and unpaid interest in Accrued Liabilities.

NOTE 6:  CONVERTIBLE NOTE PAYABLE

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

The Lender has loaned the Company $700,000 through September 30, 2014. The Lender may loan an additional $200,000 to the Company in such amounts as the Lender may choose, in its sole discretion. The Company will only be required to repay the amount loaned and the Company is not required to repay any unfunded portion of this Note, including any interest or other rights or remedies granted to any unfunded portion of this Note.

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

Under the agreement the Lender has limited the conversion of debt into shares such that the lender will never beneficially own more than 4.99% unless the Company is appropriately notified 61 days in advance of a conversion of the debt beyond the 4.99% holding limits.

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.   As of September 30, 2014, the stock pricing feature which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 62,000,000 shares.  The Company has calculated the value of this additional liability to be $1,750,000 and has recognized a change of earnings for the effect of such a conversion through September 30, 2014.

AMBIENT WATER CORPORATION

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

Under FASB ASC 505-10 Equity: Overall, the Company must disclose that the settlement alternatives are at the control of the Lender and that there is a potential for an infinite number of shares having to be issued, although the Lender has elected to limit its beneficial ownership to less than five percent unless the Company receives proper notification that the Lender will at any time convert either part or all of the loan to shares.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

On July 29, 2010, the Company entered into a memorandum of understanding to acquire the exclusive rights to utilize a proprietary coating technology in atmospheric water generation applications.  Subsequently, the July 29, 2010 memorandum of understanding was replaced on June 17, 2011.  Under the terms of the agreement, the Company secured the exclusive rights to the coating technology for atmospheric water generation applications.  The term of the agreement is three years and, unless terminated, shall automatically renew for an additional three years on each three year anniversary.  The agreement called for the payment of a license and exclusivity fee of $10,000 in two payments of $5,000 each.  The first payment has been paid.  Effective September 30, 2012, the parties entered into an amendment to the original agreement in which both parties acknowledged there had been no breaches of the original agreement, the remaining $5,000 payment was due on or before June 1, 2013, and all previous and/or future minimum purchase requirements were waived.  The Company has accrued the $5,000 in Accrued Liabilities for this obligation.  See discussion Note 5 – Accrued Liabilities.

Other Agreements:

On February 5, 2013, the Company entered into a new Consulting Agreement with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff’s family members commencing on February 1, 2013. This agreement included issuance of 1,000,000 common stock purchase warrants that vest on a prorated basis of Frontier Mutual LLC achieving $1,000,000 of fully collected Sales at a minimum Gross Margin of 35% with an exercise price of $0.03 per share and expiration date of three (3) years after vesting.  The Consulting Agreement expired on January 31, 2014.  The sales related warrants terminated on August 1, 2014, as no sales were attributable to this agreement.  In accordance with the Consulting Agreement, the common shares underlying this warrant originated from Keith White and a Stock Cancellation Agreement. The termination of this warrant entitled Keith White to a return of the 1,000,000 cancelled shares.  Effective July 1, 2014, 1,000,000 previously cancelled shares were to be reissued to Keith White effectively returning the cancelled shares.  These shares were issued on September 12, 2014.

NOTE 8:  RELATED PARTY TRANSACTIONS

The technology behind the Company’s products, (“Technology Acquisition”) was acquired through an exclusive Irrevocable Patent Assignment.  See discussion Note 1 – Technology Acquisition, Note 7 – Commitments and Contingencies.

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

AMBIENT WATER CORPORATION

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

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

On May 1, 2013, the Board of Directors authorized the issuance of 1,500,000 common stock options to Gordon Myers, the Company’s Director of Global Sales and Marketing.  These common stock options had an exercise price of $0.17.  These common stock options expired on August 1, 2014.

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

Using the Black-Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year vesting term of the options.  The estimated annual expense to the Company associated with these options as of September 30, 2014 is:

2014 $ 321,719
2015 $1,286,875
2016 $ 674,375
2017 $ 36,089

As of September 30, 2014, 16,700,063 of these stock options had vested and were exercisable at an average exercise price of $0.18.  As of September 30, 2014, 14,238,938 were expected to be vested over the next four years.

Stock Grant - On December 30, 2013, the Company’s Board of Directors adopted a stock grant program for officers and employees.  The grants will take place in 2014 based upon either performance or employment requirements.  Originally, shares under this grant were to be issued by June 15, 2014.  Jeff Stockdale and Keith White have elected defer these grants (3,352,500 each) which will remain unissued.  Therefore, on August 5, 2014, the board of directors deferred the stock grant to January 1, 2015.

AMBIENT WATER CORPORATION

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

On March 21, 2014, the Board of Directors nominated and appointed Michael Wende, a current member of our Board of Directors, to the role of corporate Secretary.  On March 21, 2014, the Board of Directors nominated and appointed Keith White as Chief Financial Officer.

NOTE 9:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the nine months and year ending September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013
Warrants outstanding at beginning of period	2,340,000	3,300,000
Issued	-	2,650,000
Cancelled	(1,000,000)	(1,735,167)
Exercised	-	(1,874,833)
Warrants outstanding at end of period	1,340,000	2,340,000

A detail of warrants outstanding on September 30, 2014 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000	2/1/2017

The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.

NOTE 10:  COMMON STOCK

The Stockholders’ Equity section of the Company contains the following class of Common and Preferred Stock (par value $0.001) as of:

December 31, 2013
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	113,881,016 common shares

AMBIENT WATER CORPORATION

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

On February 20, 2013, the Company entered into a Stock Cancellation Agreement with CanAmera Management, Inc., (CanAmera) which was owned by Keith White (52.5%) and Robb Perkinson (47.5%), both affiliates of the Company.  In connection with the Company’s February 2013 private placement transaction, CanAmera Management, Inc. cancelled 17,952,117 common shares to provide an appropriate pre-financing capital structure for the Company with an intent to offset any share dilution resulting from the private placement.  This facilitated the Company proceeding with a non-public, private placement offering to raise approximately $1,500,000 from accredited investors through a non-dilutive offering.  The Cancellation Agreement with Keith White, Robb Perkinson and CanAmera that entitled them to receive a prorated return of a portion of the cancelled shares  if the Private Placement had not raised a minimum of $1,200,000.  The private placement raised $970,000 through the end date of June 30, 2014. As a result, the Company reissued 5,300,000 common shares and returned to Keith White and CanAmera these shares which were restored to the issued and outstanding capital stock at current market value.  The stock was reissued on September 12, 2014.

In February 2013, the Company began a non-public, private placement offering under Regulation D Rule 506 to raise approximately $1,500,000 from accredited investors.  The offering was limited to investors with whom the Company’s management has substantive and pre-existing relationships.  The offering consisted of 15,000,000 common shares of stock offered to accredited investors at $0.10 per share.  The offering was closed and as of June 30, 2013 the Company had raised $970,000 through the sale of 9,700,000 common shares.

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

AMBIENT WATER CORPORATION

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

On December 19, 2013, the Company issued 750,000 common shares to an accredited investor at $0.10 per share.

On December 30, 2013, the holder of Common Stock Purchase Warrants exercised for the purchase of 160,000 common shares at $0.03 per share.

September 30, 2014
Authorized:	100,000,000 preferred shares
500,000,000 common shares
Issued and outstanding:	124,359,964 common shares

On January 14, 2014, the Company issued 826,446 common shares to an Executive of the Company as compensation in lieu of accrued compensation of $15,000 and approximately $15,000 for the fair value of the stock issuance treated as additional compensation.

On March 26, 2014, the Company issued 3,352,500 common shares to an Executive of the Company per a grant authorized on December 30, 2013.

AMBIENT WATER CORPORATION

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

On September 12, 2014, the Company issued 6,300,000 common shares at $.03 per share. See discussion Note 7 – Commitments and Contingencies.

As of September 30, 2014, there were 1,340,000 common stock purchase warrants outstanding.  The common stock purchase warrants are exercisable at three cents ($0.03) per share.

NOTE 11:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At September 30, 2014 and December 31, 2013, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $2,397,000 and $1,695,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $7,050,000, which expire in the year 2033.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $2,397,000 and $1,695,000 has been established at September 30, 2014 and December 31, 2013, respectively.

The significant components of the Company’s net deferred tax assets at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Net operating loss carry forwards	$7,050,000	$4,985,000
Deferred tax asset	$2,397,000	$1,695,000
Deferred tax asset valuation allowance	(2,397,000)	(1,695,000)
Net deferred tax asset	$-	$-

Due to the reverse acquisition, the Company is restricted in the future use of net operating loss and tax credit carry-forwards generated by Ambient Water Corporation before the effective date of the Business Combination. Both of the Companies’ separate loss years’ net operating losses will be subject to possible limitations concerning changes of control and other limitations under the Internal Revenue Code. The net operating loss carry-forwards are subject to annual limitations which are cumulative until they expire.  The Company is in the process of determining the annual allowable net operating loss deduction should the Company generate taxable income.  Since both of the companies which were parties to the share exchange have substantial valuation allowances against any components of deferred taxes, management believes that no material differences in tax allocations will arise from the share transaction.

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

AMBIENT WATER CORPORATION

(A Development Stage Company)

Condensed Notes to Interim Consolidated Financial Statements

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2014, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at September 30, 2014 and December 31, 2013, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2013.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2008.  The Company is current on its federal or state tax returns.

NOTE 12:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to September 30, 2014, identifying those that are required to be disclosed as follows:

On October 10, 2014, the Company paid the remaining balance and satisfied the obligations of the Separation Agreement with Jeff Mitchell.

On October 6, 2014, the Company issued 5,585,006 common shares to an accredited investor under the terms and conditions of that certain $900,000 convertible promissory note dated March 21, 2014, as disclosed in a Current Report filed on March 21, 2014.   The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 shares.   The shares were priced at $0.01227 per share.  The conversion shares were issued pursuant to the terms of the Convertible Promissory Note. The principal and interest were converted into common stock priced at fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion.

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

Company’s Plans

We have been selling the Model 2500 Atmospheric Water Generator residential/office unit since 2012.  Our sales strategy for this model is to use a distribution network that stocks, sells, and services this equipment.  Our plans for the sale of our commercial and industrial equipment will be through a more direct sales model using Manufacturer’s Representatives to engage with customers and nurture the sales process and will be paid a commission based on the value of those sales.  The commercial and industrial products we plan to sell are the Ambient Water 400 which is in the process of being deployed to a field trial location, the Ambient Water 100 which is in the prototype stage, and the Ambient Water 20K which specifically targets the Oil and Gas industry which is in the design phase. Our goal is to generate positive cash flow from product sales to fund operations in the future.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been minimal.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the quarter ending September 30, 2013, we had $45,300 revenue compared to $14,507 revenue for the quarter ending September 30, 2014.  For the 9 month period ended September 30, 2013, the Company recorded $137,200 revenue compared to $76,090 revenue for the 9 month period ending September 30, 2014.  The decreases were due to timing of orders from our distributors, warranty claims, as well as a disruption of manufacturing of the Model 2500 due to a factory move to take advantage of tax incentives by our South Korean contract manufacturer.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, executive compensation, administrative payroll and legal fees associated with patent maintenance.  For the quarter ending September 30, 2013, we had $659,561 in general and administrative expenses compared with $696,963 for the quarter ending September 30, 2014.  This increase of $37,402 in general and administrative expenses was primarily the result of professional fees decreasing in the amount of $127,446, stock option compensation (non-cash) increasing $185,992, travel fees decreasing in the amount of $8,871 and other general and administrative operating costs decreasing by $9,773..  For the nine months ending September 30, 2013, we had $1,821,778 in general and administrative expenses compared with $2,079,728 for the nine months ending September 30, 2014.  This increase of $256,950 in general and administrative expenses was primarily the result of professional fees decreasing in the amount of $287,382, executive compensations increasing in the amount of $123,750, stock option compensation (non-cash) increasing $400,425, travel fees decreasing in the amount of $11,656 and other general and administrative operating costs increasing by $6,890.

Professional fees for the quarters ending September 30, 2014 and September 30, 2013 were $35,433 and $162,879, respectively.  The $127,446 decrease was due to legal and Intellectual property expenses decreasing by $15,380, investor relations expense decreasing by $27,500, and non-cash professional fees decreasing by $75, 834.  Professional fees for the nine months ending September 30, 2014 and September 30, 2013 were $156,391 and $443,773, respectively.  The $287,382 decrease was due to legal and intellectual property expenses decreasing by $12,252, investor relations expense decreasing by $77,500, professional fees other decreasing by $50,556 and non-cash professional fees decreasing by $97,222.

Executive compensation for the quarters ending September 30, 2014 and September 30, 2013 was $87,500 and $90,000, respectively.  The $2,500 decrease was due to a general decrease in executive compensation.  Executive compensation for the nine month periods ended September 30, 2014 and September 30, 2013 was $393,750 and $270,000, respectively.  The $123,750 increase is due to a separation agreement with Jeff Mitchell of $87,500 and an increase in the compensation for remaining executives.

The legal and intellectual property expenses for the quarters ending September 30, 2014 and September 30, 2013 were $8,946 and $24,326, respectively.  The legal and intellectual property expenses for the nine months ending September 30, 2014 and September 30, 2013 were $39,822 and $52,074, respectively.  The $15,380 decrease and the $12,252 decrease for the quarter ending September 30, 2014 and the nine months ending September 30, 2014, respectively were primarily related to lower ongoing maintenance fees and expenses to maintain the Company’s patent portfolio in the current quarter and the current nine months ended September 30, 2014.

The stock option compensation (non-cash) expenses for the quarters ending September 30, 2014 and September 30, 2013 were $518,497 and $332,505, respectively.  The $185,992 increase was primarily related to reissue of previously cancelled common shares at fair market value of $189,000.  The stock option compensation (non-cash) expenses for the nine months ending September 30, 2014 and September 30, 2013 were $1,356,060 and $955,635, respectively.  The $400,425 increase was primarily related to reissue of previously cancelled common shares at fair market value of $189,000, common shares issued to Jeff Mitchell in the amount of $115,583 and an increase in stock option amortization for the nine months ended September 30, 2014.

The Company’s travel expenses for the quarters ending September 30, 2014 and September 30, 2013 were $1,671 and $10,542, respectively.  The $8,871 decrease was primarily related to less travel in the quarter ending September 30, 2014.  The Company’s travel expenses for the nine months ending September 30, 2014 and September 30, 2013 were $8,673 and $20,329, respectively.  The $11,656 decrease was primarily related to less travel in the nine months ending September 30, 2014.

The other general and administrative operating costs for the quarters ending September 30, 2014 and September 30, 2013 were $53,862 and $63,635, respectively.  The $9,773 decrease was related to decreases in general operating expenses, including a $9,912 decrease in sales and marketing expense during the current quarter.  The other general and administrative operating costs for the nine months ending September 30, 2014 and September 30, 2013 were $138,931 and $132,041, respectively.  The $6,890 increase was related to increases in general operating expenses, including a $6,177 increase in research and development expenses during the nine months ended September 30, 2014.

During the quarter ending of September 30, 2014, the Company recognized a derivative valuation charge of $1,250,000 related to the conversion value of new debt acquired during the quarter.

Liquidity and Capital Resources

As of September 30, 2014, we had $129,655 of cash, total current assets of $306,639, total current liabilities of $287,768 and total stockholders' deficit of $2,392,568, compared to $4,864 of cash, total current assets of $222,586, total current liabilities of $208,816, and total stockholders' equity of $59,814 as of December 31, 2013.

The Company experienced negative cash flow used by operations during the nine months ended September 30, 2014 of ($572,401) compared to the nine months ended September 30, 2013 of ($856,044).  The Company experienced negative cash flows of ($4,080) from investing activities for the nine months ended September 30, 2013 compared to negative cash flows from investing activity of ($2,808) for the nine months ended September 30, 2014.  The Company experienced positive cash flows from financing activities of $900,465 for the nine months ended September 30, 2013 compared to positive cash flows from financing activity of $700,000 for the nine months ended September 30, 2014.  During the nine months ended September 30, 2013, the Company raised $1,045,465 through the sale of private placement stock and exercise of outstanding warrants.  During the nine months ended September 30, 2014, the Company raised $700,000 through a convertible note payable described in Note 7-- Convertible Note Payable--in the Company’s financial statements.

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

For the period January 1, 2014 through March 20, 2014, the Company funded its operations principally through the sale of equity.  From March 21, 2014 through September 30, 2014, Ambient Water Corporation has funded operations principally through incurring debt of $700,000.

Our financial objective is to make sure the Company has the cash and debt capacity to fund on-going operating activities, investments and growth.  We intend to fund future capital needs through our current cash position, future operating cash flow and debt or equity financing.

At September 30, 2014, the Company had 1,340,000 outstanding warrants with an exercise price of $0.03.  If the 1,340,000 vested warrants were exercised, upwards of $40,200 may be contributed to support ongoing capital needs. The Company cannot be assured that the warrant holders will exercise any warrants.  There are no warrants subject to the Company’s call.

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

During the quarter ended September 30, 2014, the Company raised no money through the sale of equity.

Additionally, in March 2014, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $900,000, ("Loan").   Through September 30, 2014 the Lender has loaned the Company Seven Hundred ($700,000) Dollars on the Note. The Lender may loan an additional Two Hundred Thousand ($200,000) Dollars to the Company in such amounts as the Lender may choose, in its sole discretion. The Company will only be required to repay the amount loaned and the Company is not required to repay any unfunded portion of this Note, including any interest or other rights or remedies granted to any unfunded portion of this Note.  The Lender has the right to convert all or part of the Loan amount into common shares. (See Note 7 in the financial statements).

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

At September 30, 2014, the Company has net operating loss carry forwards of approximately ($7,050,000), which will expire in 2033 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2014, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

During 2014, the Company entered into a Convertible Promissory Note which included a conversion clause which was deemed to be a derivative liability.  As of September 30, 2014 the estimated effect upon the fair market conversion of the outstanding balance on the note of $700,000 was approximately $1,750,000 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of September 30, 2014 and December 31, 2013.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2014 and December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

In March 2014, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of September 30, 2014, the value of the stock necessary to settle the contract was $1,750,000.

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

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On October 6, 2014, the Company issued 5,585,006 common shares to an accredited investor under the terms and conditions of that certain $900,000 Convertible Promissory Note dated March 21, 2014, as disclosed in a Current Report filed on March 21, 2014 (the "Note").   The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 shares.   The shares were priced at $0.01227 per share.  The conversion shares were issued pursuant the terms of the Note.

The Company has recently engaged a Public Relations firm, FischTank Marketing, to assist in communicating plans and progress.  Several press releases have been made with their assistance and many more are planned for release in the near future.

The Company's common stock was approved by the OTC Markets Group, Inc. to be designated as trading  on the OTCQB market.   We believe that the OTCQB standards and compliance requirements were put in place to create a better venture marketplace for entrepreneurial and development stage companies.

The Company met its obligation of payment of the unpaid compensation and termination fee to Jeff Mitchell in October.  This commitment has been settled with the exception of the cell phone charges, which will continue to be paid as long as Jeff Mitchell is a member of the Board.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 31, 2014

Ambient Water Corporation

(Registrant)

           /s/ Keith White

/s/ Keith White

By:________________________________

________________________________

           Keith White

Keith White

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)