Form 10-K
period 2014-12-31
Ambient Water Corp
filed 2015-02-20
CIK 1394872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2014

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s second completed fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter was $1,321,447.  The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2014, in that such person may be deemed affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2015 there were 136,646,970 common shares issued and outstanding.

AMBIENTWATER CORPORATION

FORM 10-K

December 31, 2014

TABLE OF CONTENTS

PART I

3

ITEM 1.  Business

3

ITEM 1A.  Risk Factors

13

ITEM 1 B.  Unresolved Staff Comments

18

ITEM 2.  Properties

18

ITEM 3.  Legal Proceedings

18

ITEM 4.  Mine Safety Disclosures

18

PART II

19

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

19

ITEM 6.  Selected Financial Data

20

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

20

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

24

ITEM 8.   Financial Statements and Supplementary Data

25

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

44

ITEM 9A.  Controls and Procedures

44

ITEM 9B.  Other Information

45

PART III

46

ITEM 10.  Directors, Executive Officers and Corporate Governance

46

ITEM 11.  Executive Compensation

49

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

52

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

54

ITEM 14.  Principal Accountants Fees and Services

55

PART IV

56

ITEM 15.  Exhibits, Financial Statement Schedules

56

SIGNATURES

57

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K  (“Annual Report”) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, business strategy, and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations, and financial needs.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report, and in particular, the risks discussed below and under the heading “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission that are incorporated into this Report by reference.  The following discussion should be read in conjunction with the consolidated financial statements and notes included herewith.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

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

ITEM 1. Business

History

Ambient Water Corporation, formerly AWG International Water Corporation,  (the "Company" or "Ambient") was organized in the State of Nevada on December 19, 2005 as MIP Solutions, Inc.  On June 23, 2014, the Company changed its corporate name to Ambient Water Corporation.

The Company was originally organized as MIP Solutions, Inc., to pursue the development of molecular imprinting technology.

On July 10, 2012, MIP Solutions, Inc. acquired AWG International, Inc., a Nevada corporation, as a wholly owned subsidiary.  AWG International, Inc. focused its business development efforts on the design and manufacture of potable water generating appliances deriving water from atmospheric moisture.

AWG International, Inc. was organized in the State of Nevada on March 18, 2010.  On June 23, 2014, AWG International, Inc. changed its corporate name to Ambient Water, Inc., ("Ambient Inc.").

The founders collaborated on the design and development of an air-to-water technology, which resulted in a patent being issued in 2007 by the U.S. Patent and Trademark Office.  This patent technology is referred to as the “G2 design”.  This patent was assigned to AWG.  (See "Patents and Licenses")

Overview

Ambient designs and builds air-to-water appliances for residential and commercial drinking water applications based on patented, patent pending and proprietary technologies. The Company currently has two products for sale. Sales to date are for a countertop water generating and dispensing appliance, designated as the Model 2500. This model is manufactured in South Korea.

Also available for sale is our first commercial unit, the Ambient Water 400. In 2014 we changed the name of our Water Pro Series to the Ambient Water Series. The Ambient Water 400 uses conventional utility power to provide approximately 400 gallons of water generation capability per day. The Ambient Water 400 is based on the Company’s patent pending “G4/5 design” and is manufactured in Michigan, USA. The Ambient Water 400 has been deployed to a field trial location in Houston, Texas where validation of water production and energy usage will be performed. The design of the Ambient Water 400 can be easily applied to other capacity units in the same family of products, which will allow the Company to market other capacity and cost point units in the future.

The Company has other products currently in design; The Ambient Water 20K model is being designed for an oil and gas industry application and other units are also being designed to provide both water recovery and climate control for closed-loop greenhouses constructed for worldwide distribution.

The Company has another model in prototype phase, the Ambient Water 100. This model is unique in that it will use waste oil combustion as its primary energy source for generating water. The successful completion of the Ambient 100 will be subject to a future licensing agreement with a technology owner.

Technology

The air-to-water technology systems are designed to produce water from the atmosphere by using a condensing surface and a unique and proprietary filtration system that removes dust, airborne particles and bacteria to generate clean drinking water.

These water generating systems produce clean drinking water by extracting moisture from the ambient air. The ambient air enters the appliance through an air filter, passing the moisture rich air across condensing coils where water condenses and is collected into a water treatment system that continuously filters, sterilizes and holds the water for dispensing. This is similar to the processes that occur naturally during nature’s water cycle. Moist air rises from the earth through sublimation, evapotranspiration and evaporation. The water is then stored in the atmosphere until it precipitates in the form of dew, rain or snow. Once the moisture is removed from the air as precipitation, it is filtered through the ground and stored as ground water in rivers and lakes.

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

Since atmospheric water begins with less organic, inorganic, and/or biological impurities than ground water, safer and cleaner water may be produced by the Ambient Water technology with less processing and added chemicals required by most water utilities.

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

Ambient Water 400

The Ambient Water 400 has commercial water generation capacity of up to 400 gallons per day at 80% relative humidity and 75 degrees Fahrenheit utilizing conventional electrical power sources. It operates at 208/230 VAC, 3-phase, 60Hz power and is available in several other 3-phase power variations for other countries worldwide. This unit may be customized and scaled up/down to meet community or project drinking water requirements. It may be used for military, disaster relief, mining, food and beverage industry, residential buildings, hospitals, schools, manufacturing, villages, hospitality industry and agriculture.

Proposed Models:

The Ambient Water 20K is being designed to have an industrial water generation capacity up to 20,000 gallons per day and will operate on conventional 3-phase power.  For geographically remote applications, alternate power sources may be used.

The Ambient Water Vertical Farming unit is being designed to both recover the water transpired by plants and to control the growing environment (greenhouse temperature and humidity) at the optimum level for the target farm crop. These units will be sized to the greenhouse requirements for climate and water recovery.

Ambient Water 100

The Ambient Water 100 is planned for communities or businesses. This model is being designed for direct plumbing connection or on-site dispensing by the water consumer. This model will have a built-in water dispenser so that the consumer may bring a container to the site and dispense varying amounts of drinking water. The Ambient Water 100 will use a waste oil combustion technology for its primary energy source with a propane and natural gas back-up option for constant operation.

The waste oil combustion component of the Ambient Water 100 will be able to utilize a variety of oils, including diesel, cooking oils, petroleum products (up to 90 weight), crank case and gear oils, transmission and hydraulic fluids as fuel for systems operation. We estimate this device will generate up to 100 gallons of drinking water per day at 80% relative humidity and 75 degrees Fahrenheit. The Ambient Water 100 is in development stage and is subject to the licensing of some system components.

Ambient Water features

For all high volume commercial and industrial models, the Company offers optional remote unit monitoring via the Internet. Other features include automatic power down for filter changes, dispenser or utility connections, custom power options, direct tap dispenser for community needs, user payment options include credit card, coin or bills, quick connection to existing electric utility, water refrigeration and chilling systems, and automatic water dispenser controls.

The anti-bacterial systems do not use any moving parts, or high maintenance items such as ultraviolet lights or ozone generators. A unique and proprietary water filter cartridge technology is utilized which destroys harmful microorganisms common to drinking water. The metallic condenser coils are treated with a special coating to eliminate the risk of metal oxides and bacterial contamination entering the drinking water.

These water generating units are equipped with an electronic control system that will turn the machine off when the water reservoir is full. The control system will circulate the reservoir water to maintain clean drinking water 24 hours a day, 365 days a year. The equipment has a dynamic display which permits operation monitoring and display any needed maintenance functions such as filter replacement.

We believe these models can provide an independent, sustainable, safe water source for a wide variety of possible circumstances such as mining and petroleum exploration camps, food manufacturers, military camps, non-government organizations, humanitarian assistance organizations, emergency and disaster relief situations.

We believe these units are economically viable in temperate climates. The units work best in tropic and sub tropic climates due to the higher humidity levels which produce the highest rate of water production at the lowest cost per gallon.

Manufacturing

Model 2500

The Model 2500 is manufactured in South Korea by AT Company (previously known as ATW) under a private label agreement.

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

Ambient Water 400, 20K, and Vertical Farming

The design and development of these models are based on a joint collaboration between Ambient Water and a world-class USA-based manufacturer. In January 2015, an Ambient Water 400 unit was delivered to Houston, Texas for field testing.  The location was chosen for several reasons: 1) the company hosting the unit serves the oil and gas industry in the surrounding area and has customers visiting the plant that are potential Ambient Water customers, 2) the temperature and humidity in the Houston area is nearly ideal from a climate perspective, and 3) the Houston area is a convenient meeting point for potential customers and distributors to view the unit in operation.

Ambient Water 100

We plan to manufacture the Ambient Water 100 model in the USA. A prototype of this model is under final construction. The design and development of this model is based on a joint collaboration between AWG and the manufacturer.  The Ambient Water 100 is in development stage and is subject to the licensing of certain system components.

Sales, Marketing and Distribution

We believe a clean and safe water market opportunity exists for our atmospheric water generators. This technology provides an alternative solution to the world's shortage of fresh water and can, in various geographical settings, provide cleaner, safer, and/or less expensive drinking water.

Our target markets for the air-to-water systems are businesses, governments, and people who are situated in the geographic regions where the ambient humidity is in a range of 40% to 90%, and in a temperature range of 50 to 90+ degrees Fahrenheit. Our models will operate best within these ranges.

The Model 2500 targets consumers and small office applications. The home/office units are designed to replace bottled water and purified water dispensers, eliminating the need for replenishment and storage of plastic bottles. These units are intended for usage in residences, schools, offices, hospitals and restaurants. They can also serve as a personal disaster relief unit for consumers in circumstances such as hurricanes where residents in the affected area may have no safe drinking water. Sales of the Model 2500 have been modest to date.  Some early production quality issues have been resolved and the customer response to these units has been very favorable.  As we continue to promote and educate the community about this technology, we anticipate increasing sales volume.   The replacement filters are cost effective for the unit owners and provide a recurring revenue stream for the Company.

The Ambient Water 400, 20K, and Ambient Water 100 products target various markets including government facilities, military applications, oil and mining operations, new and existing tourist resorts, new condominium developments and humanitarian missions.

Ambient Water Vertical Farming products target the growing international market of commercial/ industrial greenhouses for crop research, grocery produce, fresh herbs, ornamental plants, and medical marijuana.

We currently market our products through independent domestic and international wholesale distributors. We do not currently sell directly to consumers or end-users. During 2014, we sold the Model 2500 internationally through our Philippine distributor and in the United States through our Florida distributor. At the end of 2014, our Philippine distributor ceased business operations leaving us with one distributor in the United States going into 2015, with several potential distributors in discussions with the Company. We also have several agent agreements in place, which compensate the agent for revenues directly associated with introductions and referrals to new distributors or significant customers. The Company is very careful in choosing distribution partners to make sure that they have the proper infrastructure for a positive customer experience.

Research and Development

The Company is dedicated to research and development and is continuing research and development efforts to create new products while improving the efficiencies associated with our water production, increasing water storage capacity, expanding the effectiveness of filtration devices and enhancing energy efficiency.

The Company plans to develop additional water generation capacity through leveraging significant portions of the existing Ambient Water 400, 20K, and Vertical Farming technologies.

Costs and Expenses Related to Research and Development Activities

During the last two fiscal years, the Company spent $25,719 and $20,090 in 2014 and 2013, respectively on research and development activities. The 2014 increase was due to an increase in research and warranty expense.

Competitive Advantage

Based on our research, the Company believes there are approximately ten companies experimenting with the technology of water generation, of which eight are direct, active competitors.  We believe the other companies have limited or no business activity. Control of bacteria, metal oxides, and waterborne organisms in the field of atmospheric water generation creates a technological challenge and a substantial barrier for others to enter this field.

Our Model 2500 contains no moving parts in the bacteria control system.  We believe this provides both greater reliability than the competitive devices with moving parts as well as protection against abrupt failure modes such as UV bulb failure. Our models use a biostatic water filter cartridge technology to destroy harmful microorganisms common to drinking water in contrast to UV (ultra violet) light or ozone applications utilized by other competitive products.  Such a solution has a gradual degradation with ample warning for obtaining replacements before the water quality can become unhealthy.

Competition

The atmospheric water generator, water purification and bottled water industries are highly competitive. This market segment includes numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. In addition, the market is highly sensitive to the introduction of new products and technologies that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon its successful introduction and consumer acceptance of new products. Although our products bear our own exclusive branding, we expect that the competition will intensify in the future, since our competitors can and may duplicate similar products or services to those offered by us.

The principal competition within the atmospheric water generation industry comes from ten other manufacturers within the industry:

1.

Air 2 Water, Inc. (also known as World Wide Water Company)

2.

Fujian Yuxin Electronic Equipment Co. Ltd. (also known as HendrxWater)

3.

Island Sky

4.

AT Company

5.

Water Maker India

6.

Drinkable Air

7.

Bravo Enterprises Ltd./Splash Water for Life

8.

Water Technologies International/GR8 Water

9.

Aqua Sciences

10.

Quest Water Global

Four of these companies (Air 2 Water, Inc., Island Sky, Aqua Sciences and AT Company) are known to hold patents. It is currently unknown whether Fujian Yuxin Electronic Equipment Co. Ltd., Water Maker India, Drinkable Air, Bravo Enterprises Ltd./Splash Water for Life, and Water Technologies International/GR8 Water hold issued patents for atmospheric water generators or if they are operating under license agreements.

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

Island Sky offer the residential Sky Water 14 and the commercial Sky Water 300 in addition to variations of these base models. The units use ozone to control bacteria formation in the water.

ATW Co. Ltd. has been in the atmospheric water generation industry since 2000. They have experimented with many different designs and currently offer the residential AD-5 counter top unit. They also offer the commercial AD-1500. The units use UV light to control bacteria formation in the water. Recently ATW Co., Ltd. changed their name to AT Company.

Water Maker India offers the commercial WM series unit that comes in a variety of sizes. They do not produce a residential unit. They have focused their efforts exclusively in the Indian market.

Drinkable Air is located in Lauderdale Lakes, Florida. Organized in 2007, they claim to have fifty-five distributors in the United States and two in the Pacific Rim. Its equipment uses an ozone process to kill water borne organisms. Their product line includes an office and commercial product named Chameleon. They have recently revised their company website.

Bravo Enterprises Ltd. and their subsidiary Splash Water for Life are relatively new in the industry. However, their products, the Airwell 3000 and the AirMax 3000, were previously sold by Wataire. The AirMax 3000 is manufactured by Waterx in Korea. Both products use a five-stage filtration system with UV to control bacteria.

Water Technologies International/GR8 Water manufactures two models: the GR8 Water Village residential unit and the Water Factory commercial unit. Both products use Ozone and UV to control bacteria.

Aqua Sciences manufactures the EWS System in 20ft or 40ft container configurations equipped with a built in generator or configured for external power supply. The product produces water by means of a concentrate salt compound that attracts water the sodium concentrate is then filtered to produce potable water.

Quest Water Global headquartered in British Columbia, Canada offers an atmospheric water generating product termed Water Extraction & Purification System (WEPS).  Their system claims to produce between 500 to 20,000 liters per day. They also offer a water purification and distribution system called Aqua Tap, the technology utilizes a solar-powered purification technology with a claimed daily purification of 20,000 liters per day.

A brief Internet search reveals many companies that claim to operate in the Atmospheric Water Industry. It is important to note that many of the web sites are for companies no longer in business. Unfortunately it can be a challenge for the consumer to find a reputable and suitable supplier.

Ambient Water recognizes that to be the industry leader it must continue to innovate and educate. Our bacteria control system is passive, not mechanical as used by the competition. The system is less expensive and saves energy.  In terms of periodic maintenance, we believe our products are more user friendly than the standard UV and Ozone bacteria control systems used by others.

Our commercial atmospheric water generating system has many key features which distinguish us from our competitors. We use a proprietary coil coating to avoid metal oxides from entering the water.  Additionally, our system is engineered to utilize 100% outside air which enables maximum water production. Our units have the ability to operate in high ambient air temperatures. Traditional systems utilize a refrigeration system to condense water from the air and then to chill the water. Ambient Water products utilize the rejected cold air, which would normally be exhausted to the atmosphere, to chill the water in the storage tank thereby increasing energy efficiencies. Our bacteria control systems are passive and similar to those of the Model 2500.

Additionally, as consumer awareness and concerns about the quality of original and refilled water bottles increases, our products’ water quality adds to the cost advantages further increasing the competitiveness of the Ambient Water models.

Patents and Licenses

G2 Patent and License Assignment Defects

The following discussion pertains to Ambient Water, Inc., formerly AWG International, Inc., a wholly owned subsidiary of Ambient Water Corporation. All references to AWG are references to Ambient Water, Inc. We have not changed the reference to AWG below in order to maintain name identity with filed supporting exhibits.

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

Patent number 7,272,947, a utility patent, has a duration of 20 years which expires on September 5, 2025. The CanAmera Management, Inc. license agreement term matched the patent's duration term

History

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

Model 2500

The Model 2500 is a newer product which is distinguished from the G2 because it uses a biostatic water filter cartridge instead of the UV/ozone methodology for treating water borne organisms. Presently, Ambient offers and sells the Model 2500 product under the Private Label Agreement with ATW Co. ATW Co. makes a similar air-to-water device named the AD-5. The Model 2500 is a modified and we believe superior variant of the AD-5. The Private Label Agreement is governed by Washington State law; it includes an implied warranty of title and an express indemnity agreement at Section 6(c). Under the Private Label Agreement, ATW manufactures the devices pursuant to a purchase order from AWG International, Inc., ATW applies AWG’s trademarks and ATW ships the devices to the customers in the foreign countries. ATW is a sophisticated manufacturer that knows its intellectual property rights and which has agreed to indemnify AWG International, Inc. for devices ATW manufactures and ships to other countries. AWG International, Inc. has never been accused of intellectual property infringement in any foreign country, but the Private Label Agreement and its implied warranties/express indemnity provisions are what give AWG International, Inc. the contractual comfort to make foreign sales.

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

This patent application differs from the G2 patent because it uses internal water plumbing circulation methodology as opposed to the external plumbing and incorporates a biostatic cartridge to control waterborne microorganisms. The technology covered by this patent will be used in proposed Models Ambient Water 100 and Ambient Water 400.

G4 and G5 Patent Application and Proposed Products

On April 19, 2012, Keith White, the inventor/applicant of provisional patent application titled, “Atmospheric Water Generation System” Application No. 61/489,588, assigned all right, title and interest to Ambient, Inc. The technology associated with this patent application will be used for a future line of G4 and G5 products for residential for water generating and air conditioning systems. It includes "off the electrical grid" AC/DC residential and commercial systems.

Current Ambient Water Inc. Patent Status

Based on the Keith White assignments of the G3, G4 and G5 patent applications, the Company's wholly owned subsidiary is the sole owner of these patent applications.

US National Stage Application No. 13/510,757 (G3) filed May18, 2012 has received a First Office Action from the U.S. Patent and Trademark Office examiner as anticipated, we are responding accordingly. Additionally, we are requesting an examination of our co-pending application in Australia.

US National Stage Application No. 14/234, 614 (G4/G5) filed January 23, 2014 is pending and awaiting examination at the U.S. Patent and Trademark Office.

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

Employees

As of December 31, 2014, the Company has three employees, two of which are our named executive officers and one involved with inside sales.  Staffing levels will be determined as the Company progresses and grows. The Board of Directors determines the compensation of executive level employees.

Access to Company Reports

We file periodic reports, information statements and other information with the SEC in accordance with the requirements of the Securities Exchange Act of 1934, as amended. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports available free of charge through our corporate website at www.ambientwater.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Within the time period required by the SEC, we will post on our website any modifications to the code of ethics for our CEO and senior financial officers and any waivers applicable to senior officers as defined in the applicable code, as required by the Sarbanes-Oxley Act of 2002. You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. One may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our reports and information statements, and our other filings are also available to the public over the Internet at the SEC’s website at www.sec.gov. Unless specifically incorporated by reference in this Annual Report on Form 10-K, information that you may find on our website is not part of this report.

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial results for the fiscal year ending December 31, 2014 show substantial losses. As of December 31, 2014, the Company had an Accumulated Deficit of ($9,796,095). For the fiscal years ending December 31, 2014 and December 31, 2013, the Company had losses of ($4,811,040) and ($2,474,256) respectively. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without obtaining additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PRODUCT SUCCESS IS UNCERTAIN

We have developed and are currently selling one product, the Model 2500. The Ambient Water 400 is being field tested and is ready for sale. We have three additional products in various stages of design and development, the Ambient Water 20K, Ambient Water Vertical Farming product family, and Ambient Water 100. The 20K and Vertical Farming products are in the design process. The Ambient 100 is still in development. There is no assurance that these products will generate sufficient sales to ensure success. We cannot make any assurances that any of our proposed models, if successfully developed, would generate sufficient revenues to enable us to be profitable. Furthermore, we cannot make any assurances that we will be successful in addressing these risks. If we are not, our business, results of operations and financial condition will be materially adversely affected.

IF WE ARE UNABLE TO ESTABLISH SALES AND MARKETING CAPABILITIES OR BUILD A PRODUCTIVE NETWORK OF DISTRIBUTORS TO SELL AND MARKET PRODUCTS WE DEVELOP, WE MAY NOT BE ABLE TO GENERATE PRODUCT REVENUE.

We currently have a minimal organization for the sales, marketing and distribution of our products. We anticipate that we will seek to enter into distribution agreements or other arrangements with third parties to market any products. Presently, we have one distributor. If we are unable to successfully build a productive network of distributors, we would have to build sales, marketing, managerial and other non-technical capabilities and develop, train and or manage a sales force, all of which would cause us to incur substantial additional expenses. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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

RISKS RELATED TO OUR SECURITIES

THERE IS LITTLE CURRENT TRADING OF OUR SHARES. OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

Although prices for our shares of Common Stock are quoted Over-the-Counter on the Electronic Bulletin Board (OTCBB) and the OTC Markets Group OTCQB, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTC markets are generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our Common Stock will be quoted on another more prestigious exchange or market. The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.

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

APPLICATION OF GUIDANCE RELATED TO THE ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY’S OWN STOCK MAY NEGATIVELY IMPACT OUR STATEMENT OF OPERATIONS.

During 2014, the Company entered into a Convertible Promissory Note (the "Note") which included a conversion clause which was deemed to be a derivative liability. As of December 31, 2014 the estimated effect upon the fair market conversion of the outstanding balance on the note of $735,000 and accrued interest was approximately $2,091,731 for the relative fair market conversion of the note to common stock.

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the  possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender under the terms of the Note.  As of December 31, 2014, the stock pricing feature which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 54,000,000 shares.   The Company has calculated the value of this additional liability to be $2,091,731, and has recognized a change of earnings for the effect of such a conversion through December 31, 2014. The liability is classified as $1,192,287 under current liabilities and $899,444 under long term liabilities.   Under FASB ASC 505-10 Equity: Overall, the Company must disclose that the settlement alternatives are at the control of the Lender and that there is a potential for an infinite number of shares having to be issued, although the Lender has elected to limit its beneficial ownership to less than five percent (5%) unless the Company receives proper notification that the Lender will at any time convert either part or all of the loan to shares. (See Financial Statement Footnotes)

ITEM 1 B.  Unresolved Staff Comments

Not Applicable to Smaller Reporting Companies.

ITEM 2.  Properties

The Company's executive offices are located at 7721 E. Trent Ave., Spokane Valley, Washington. They are provided on a rent free basis by 7721 E. Trent, LLC, a Washington limited liability company. The Company may enter into a month-to-month tenancy with 7721 E. Trent, LLC, during 2015.  Mr. Wesley Sodorff, a former Company director and consultant, owns a fifty percent (50%) equity interest in 7721 E. Trent Ave, LLC.

ITEM 3.  Legal Proceedings

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. The Company’s Common Stock was traded on the OTC Bulletin Board (OTC:BB) and OTC Markets Group OTCQB under the  trading symbol “AWGI”. The following table sets forth the high and low bid information for the Company’s Common Stock for each quarter within the last two fiscal years. The prices quoted may or may not reflect actual trades on that day but are based on inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

	2013		2014
Calendar	High	Low	High	Low
First Quarter	$0.20	$0.14	$0.065	$0.03
Second Quarter	0.25	0.11	0.045	0.0175
Third Quarter	0.15	0.07	0.052	0.0191
Fourth Quarter	0.10	0.05	0.07	0.0285

(b) Holders.  The Company has approximately 180 shareholders of record holding common stock.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders		-	-
Equity compensation plans not approved by security holders	30,939,000	$0.17	14,061,000
Total	30,939,000	$0.17	14,061,000

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

The options vest over four (4) years. After one year, one-quarter (25%) of the options vest. Thereafter, the options vest 6.25% each quarter. The options have a ten (10) year exercisable term from date of issuance.

(e)  Recent Sales of unregistered securities.

During the quarter ended December 31, 2014, the Company sold no common shares.

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

Company’s Plans

We began selling the Model 2500 Atmospheric Water Generator in August 2012 to our Philippine distributor.  In 2013, we initiated product sales to our U.S. distributor.   In 2014 we began marketing the Ambient Water 400 as it approached field trial testing. Our Philippine distributor ceased business operations at the end of 2014. We are currently in discussions with several potential distributors globally and intend to continue to service the Philippine market. We intend to follow with the introduction of three commercial/industrial products, Ambient Water 20K, Ambient Water Vertical Farming unit and the Ambient Water 100 in the near future. Our goal is to generate positive cash flow from product sales to fund operations at the earliest opportunity.

The Ambient Water 400 was placed into field trial testing in the fourth quarter of 2014. The Ambient Water 100 has experienced development delays and may not be introduced for at least another 6 months.

We are actively working to develop a global distributor network, focusing on highly qualified companies with a history of business in the drinking water industry. Currently, we have one distributor in the Southern United States. We are pursuing additional potential distributors and have several active agents helping to identify new distributors and customers.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been modest. For the next few quarters we are projecting increasing yet modest sales as we build our distribution network. For the year ended December 31, 2014, we had $96,993 in revenue compared with $142,136 for the year ended December 31, 2013. This revenue was generated from the sale of the Model 2500 product and the maintenance items associated with this product line. We believe that the revenue decline was due to several factors: 1) The departure of our Director of Sales and Marketing in May, 2014 whom we decided not to replace at this time, 2) The relatively slow adoption rate of customers purchasing this new and not inexpensive technology, and 3) The shift in emphasis by the Company from the consumer product line to more focus on the commercial and industrial equipment.

The Company anticipates that with the placement of the Ambient Water 400 in Houston and the activities surrounding the Vertical Farming unit development and testing as well as the modest growth of our Model 2500 business, our revenue stream should begin building during 2015.  While it is difficult to predict specific revenue streams in a developing market, the Company is encouraged by the level of interest in our products and technology and the key engagements we have been making.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, and legal fees associated with patent maintenance.  For the years ended December 31, 2014 and December 31, 2013, total general and administrative expenses were $2,573,638 and $2,490,939, respectively. For the year ended December 31, 2014, we had $895,859, excluding $1,677,779 of non-cash amortization associated with stock option compensation, in general and administrative expenses compared to $1,197,648, excluding $1,293,291 of non-cash amortization associated with stock option compensation, in general and administrative expenses for the year ended December 31, 2013.  This decrease in general and administrative expenses was primarily the result of decreased spending related to professional fees.  The research and development expenses for the years ending December 31, 2014 and December 31, 2013 were $25,719 and $20,209, respectively.  The $5,510, increase was due primarily to an increase in research and warranty expense.  The legal and intellectual property expenses for the years ending December 31, 2014 and December 31, 2013 were $30,686 and $56,813, respectively.  The $26,127 decrease was primarily related to less spending on acquisition and patent resolution issues.  The professional fees for the years ending December 31, 2014 and December 31, 2013 were $187,061 and $609,493, respectively.  The $422,432 decrease was primarily related to decreases in business consulting, investor relations, and professional fees.  The executive compensation for the years ending December 31, 2014 and December 31, 2013 was $481,250 and $360,000, respectively.  The $121,250 increase was primarily due to higher annual compensation for the executives. The accounting and public reporting expenses for the years ending December 31, 2014 and December 31, 2013 were $74,325 and $45,923, respectively.  The $28,402 increase was mostly due to a $24,409 increase in accounting and auditing fees. The other general and administrative operating costs for the years ending December 31, 2014 and December 31, 2013 were $182,706 and $205,689, respectively.  The $22,983 decrease was mostly related to an increase in research and development expenses of $5,510 and a decrease in administrative expenses of $25,921.

The Company has reported minimal gross profit since inception on March 18, 2010. The gross profit was the result of shipping units internationally and miscellaneous parts throughout the world.

Liquidity and Capital Resources

For the year ended December 31, 2013, the Company funded operations principally through the sale of equity securities.

For the period January 1, 2014 through March 20, 2014, the Company funded its operations principally through the sale of equity. From March 21, 2014 through December 31, 2014, Ambient Water Corporation has funded operations principally through incurring convertible debt totaling $800,000.

As of December 31, 2014, we had $56,121 cash, total current assets of $214,166, total current liabilities of $1,934,337 and total stockholders' deficit of ($2,847,875), compared to $4,864 cash, total current assets of $222,586, total current liabilities of $208,816 and total stockholders' equity of $59,814 as of December 31, 2013.

The Company experienced negative cash flow used by operations during the fiscal year ended December 31, 2014 of ($733,415) compared to negative cash flow used by operations during December 31, 2013 of ($920,648). The Company experienced negative cash flows from investing activities of ($15,328) for the year ended December 31, 2014 compared to negative cash flows from investing activities of ($4,080) for the year ended December 31, 2013. The Company experienced positive cash flows from financing activities of $800,000 for the year ended December 31, 2014 compared to positive cash flows from financing activities of $928,190 for the year ended December 31, 2013.

The Company’s audited financial statements for the year ended December 31, 2014 contain a “going concern” qualification. As discussed in Note 3 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations. Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

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

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months. Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations. We anticipate that the Company will need approximately $1,000,000 of additional capital over the next 12 months to execute Management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500 and Ambient Water 400 and introduction of additional product models in 2015.

Management makes no assurances that adequate capital resources will be available to support continuing operations over the next 12 months. Management plans to pursue additional capital funding through multiple sources. The Company funded its operations principally through the sale of equity for the period of January 1, 2014 through March 20, 2014. The Company borrowed $800,000 from March 21, 2014 through December 31, 2014 by under the terms of a convertible promissory note with an accredited investor  The Company plans to raise additional funds through various sources to support ongoing operations during 2015. Lastly, the Company forecasts cash flow from operations during 2015 may begin to provide capital to support on-going operations.

The current convertible promissory note begins maturing in September 2015.  At that time, the note holder has the option of allowing the Company to pay the principal and interest accumulated on the first tranche of financing, converting that portion of the note to shares per the provisions of the note, or the note holder may elect to extend the maturity date per the provisions of the note.  Additional tranches of funding from the note will mature roughly monthly thereafter.  As the Company’s revenue stream increases, we anticipate that repayment of this note will be a mix of cash repayment and share conversion, which is largely at the preference of the note holder.

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

At December 31, 2014, the Company had net operating loss carry forwards of approximately ($2,577,000), which will expire in 2034 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2014, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

Earnings (Loss) Per Share (“EPS”)

FASB ASC 260, Earnings Per Share provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents considered dilutive and outstanding.

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

During 2014, the Company entered into a Convertible Promissory Note which included a conversion clause which was deemed to be a derivative liability.  As of December 31, 2014 the estimated effect upon the fair market conversion of the outstanding balance on the note of $735,000 and accrued interest payable of $37,542 was approximately $2,091,731 for the relative fair market conversion of the note to common stock.  For further information see Note 9 to the financial statement.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of December 31, 2014 and December 31, 2013.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 8.   Financial Statements and Supplementary Data

Ambient Water Corporation

Consolidated Financial Statements

Year ended December 31, 2014

To the Board of Directors and Shareholders

Ambient Water Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Ambient Water Corporation as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity and deficit and cash flows for the periods then ended. Ambient Water Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ambient Water Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MartinelliMick PLLC

Spokane, Washington

February 17, 2015

AMBIENT WATER CORPORATION Consolidated Balance Sheets As of December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013

ASSETS
Current assets
Cash	$ 56,121	$ 4,864
Accounts receivable	5,051	3,168
Deposit on product (Note 5)	74,170	68,370
Inventory (Note 6)	62,697	129,163
Prepaid asset	16,127	17,021
Total current assets	214,166	222,586

Fixed assets (Note 7)	51,692	10,370

Other assets
Technology acquisition (Note 2)	27,280	35,674
Total assets	$ 293,138	$ 268,630

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 26,940	$ 19,316
Accrued liabilities (Note 8)	280,110	189,500
Notes payable - current portion (Note 9)	435,000	-
Derivative liability - current portion (Note 9)	1,192,287	-
Total current liabilities	1,934,337	208,816

Notes payable (Note 9)	300,000	-
Accrued interest	7,232	-
Derivative liability (Note 9)	899,444	-
Total long-term liabilities	1,206,676	-

Total liabilities	3,141,013	208,816

Commitments & contingencies (Note 10)	-	-

SHAREHOLDERS' EQUITY(DEFICIT)
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at December 31, 2014 and December 31, 2013, respectively (Note 13)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized,129,941,970 and 113,881,016 shares issued and outstanding at December 31, 2014 and December 31, 2013 respectively (Note 13)	129,942	113,881
Paid-in-capital	6,818,278	4,930,988
Retained deficit	(9,796,095)	(4,985,055)
Total shareholders' equity(deficit)	(2,847,875)	59,814

Total liabilities and shareholders' equity(deficit)	$ 293,138	$ 268,630

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Operations For the Years ended December 31, 2014 and 2013

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Sales	$ 96,993	$ 142,136
Cost of sales	59,403	96,154

Gross profit	37,590	45,982

GENERAL & ADMINISTRATIVE EXPENSES:
Travel & entertainment	18,918	22,466
Professional fees	187,061	609,493
Executive compensation	481,250	360,000
Stock option compensation (non-cash)	1,677,779	1,293,291
Impairment loss on inventory	25,924	-
Other	182,706	205,689

Total General & Administrative Expenses	2,573,638	2,490,939

Operating loss	(2,536,048)	(2,444,957)

OTHER INCOME(EXPENSE):
Miscellaneous income	250	-
Interest income	-	-
Finance charge	(397)	(21,924)
Interest and penalties	(41,070)	(7,375)
Loss on derivative instruments	(2,233,775)	-

Net loss	$ (4,811,040)	$ (2,474,256)

Net loss per common share:
Basic and fully diluted	$ (0.04)	$ (0.02)

Weighted average number of common shares:
Basic and fully diluted	120,240,539	110,431,741

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statement of Shareholders' Equity and Deficit For the Years ended December 31, 2014 and 2013
					Total
				Retained	Shareholders'
	Shares	Amount	Paid-In-Capital	Deficit	Deficit
Balance - December 31, 2012	120,276,377	$ 120,276	$ 2,140,979	$(2,510,799)	$ (249,544)
February 20, 2013 - Stock Cancellation Agreement	(18,307,692.0)	(18,307)	18,307		-
March 20, 2013 - Shares issued for warrant exercise at $0.06/share	400,000	400	23,600		24,000
March 20, 2013 - Issuance of common stock -private offering at $0.10/share	1,500,000	1,500	148,500		150,000
March 22, 2013 - Issuance of common stock -private offering at $0.10/share	400,000	400	39,600		40,000
March 29, 2013 - Issuance of common stock -private offering at $0.10/share	600,000	600	59,400		60,000
April 10, 2013 - Issuance of common stock -private offering at $0.10/share	600,000	600	59,400		60,000
April 17, 2013 - Shares issued at fair market value for services at $0.26/share	400,000	400	101,675		102,075
April 25, 2013 - Issuance of common stock -private offering at $0.10/share	500,000	500	49,500		50,000
May 15, 2013 - Shares issued for warrant exercise at $0.03/share	150,000	150	4,350		4,500
May 15, 2013 - Issuance of common stock -private offering at $0.10/share	1,750,000	1,750	173,250		175,000
May 22, 2013 - Issuance of common stock -private offering at $0.10/share	100,000	100	9,900		10,000
May 28, 2013 - Shares cancelled	(62,500)	(63)	63		-
June 12, 2013 - Shares issued for warrant exercise at $0.06/share	100,000	100	5,900		6,000
June 18, 2013 - Issuance of common stock -private offering at $0.10/share	250,000	250	24,750		25,000
July 3, 2013 - Issuance of common stock -private offering at $0.10/share	1,000,000	1,000	99,000		100,000
July 10, 2013 - Shares issued for warrant exercise -at $0.06/share	250,000	250	14,750		15,000
July 16, 2013 - Shares issued for warrant exercise -at $0.06/share	814,833	815	48,075		48,890
July 15, 2013 - Issuance of common stock -private offering at $0.10/share	750,000	750	74,250		75,000
September 24, 2013 - Issuance of common stock -at $0.10/share	1,000,000	1,000	99,000		100,000
October 2, 2013 - Issuance of common stock -private offering at $0.10/share	250,000	250	24,750		25,000
December 6, 2013 - Issuance of common stock -private offering at $0.10/share	250,000	250	24,750		25,000
December 19, 2013 - Issuance of common stock -private offering at $0.10/share	750,000	750	74,250		75,000
December 30, 2013 - Shares issued for warrant exercise at $0.03/share	160,000	160	4,640		4,800
Stock Options Amortization			1,608,349		1,608,349
Net loss - 2013	-	-	-	(2,474,256)	(2,474,256)
Balance - December 31, 2013	113,881,018	$ 113,881	$ 4,930,988	$(4,985,055)	$ 59,814

January 14, 2014 - Shares issued to an Executive in lieu of accrued compensation at $0.03631 /share	826,446	826	29,182		30,008
March 26, 2014 - Shares issued to an Executive per a grant authorized on December 31, 2013 at $0.03/share	3,352,500	3,353	97,223		100,576
September 12, 2014 - Shares previously cancelled were reissued to an affiliate of the Company at $0.03/share	2,517,500	2,518	73,008		75,526
September 12,2014 - Shares previously cancelled were reissued to an Executive of the Company at $0.03/share	3,782,500	3,783	109,692		113,475
October 6, 2014 - Shares issued for note and interest conversion at $0.01227 per share	5,582,006	5,582	204,990		210,572
Stock Options Amortization	-	-	1,373,195		1,373,195
Net loss - 2014	-	-	-	(4,811,040)	(4,811,040)
Balance - December 31, 2014	129,941,970	$ 129,942	$ 6,818,278	$(9,796,095)	$ (2,847,875)

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Cash Flows For the years ended December 31, 2014 and 2013
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss	$ (4,811,040)	$ (2,474,256)
Adjustments to reconcile net loss:
Depreciation and amortization	13,829	10,332
Stock issued for services	15,000	102,075
Stock based compensation	1,677,779	1,608,349
Impairment loss on inventory	25,924	-
Loss on derivative liability	2,233,775	-
Changes in assets and liabilities:
Accounts receivable	(1,884)	1,485
Deposits	(4,906)	34,176
Inventory	9,113	(90,210)
Accounts payable	7,625	(82,524)
Other accruals	101,370	(30,075)

Net cash used by operating activities	(733,415)	(920,648)

Cash flows from investing activities:
Fixed assets	(15,328)	(4,080)

Net cash used by investing activities	(15,328)	(4,080)

Cash flows from financing activities:
Common stock issued for cash	-	1,073,190
Payments on notes payable	-	(145,000)
Borrowings on notes payable	800,000	-

Net cash provided by financing activities	800,000	928,190

Increase in cash	51,257	3,462

Cash, beginning of period	4,864	1,402

Cash, end of period	$ 56,121	$ 4,864

Supplemental disclosure of cash flow information:
Interest paid	$ 397	$ 7,375

Non-cash investing and financing activities:
Stock issued for note and interest conversion	$ 210,572	$ -
Stock issued for accrued liability	$ 15,000	$ -
Demonstration units placed in service	$ 31,430	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On July 10, 2012, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") by and among AWG International Water Corporation and AWG International, Inc. On July 10, 2012, AWG International Water Corporation acquired AWG International, Inc. (the “Business Combination”), which became a wholly owned subsidiary of AWG International Water Corporation. AWG International Water Corporation incorporated on December 19, 2005, under the laws of the State of Nevada, and is headquartered in Spokane Valley, Washington. The Company’s previous name was MIP Solutions, Inc.  MIP Solutions, Inc. was considered a shell company prior to the business combination

On June 23, 2014, AWG International Water Corporation changed its corporate name to Ambient Water Corporation by amending articles of incorporation with the Nevada Secretary of State. This corporate action was recommended by the board of directors and approved by written consent of majority shareholders in lieu of a special meeting. The Company also changed the name of its wholly owned subsidiary to Ambient Water, Inc. from AWG International, Inc. Both name change amendments were filed with the Nevada Secretary of State's office on June 23, 2014.

Ambient Water Corporation (“AWGI” or “the Company”), designs and sells Atmospheric Water Generation products. These products harvest water from the humidity in the atmosphere to produce pure drinkable water. AWGI utilizes contract manufacturers to assemble its products. The Company markets and sells its products through a network of domestic and international distributors with clearly identified geographic territories. AWGI is one of the pioneers of atmospheric water generation technology for extracting water from humidity in the air. Drawing from the renewable supply of water vapor in the air that we breathe, our patented technology cost effectively transforms humidity into an abundant source of clean water near the point of use. Our scalable and modular systems can be configured for a number of commercial and industrial water-sensitive applications ranging from oil and gas exploration to vertical farming. Our systems are easily configured to produce high quality drinking water for homes, offices, and communities.

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

BASIS OF PRESENTATION:

The accompanying consolidated financial statements of Ambient Water Corporation and its subsidiaries (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America under the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") (See Management Statement regarding Going Concern in Note 3). In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation.

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

The Company’s year-end is December 31.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

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

B.  Reclassification

Certain amounts in the historical financial statements have been reclassified to conform to the current 2014 presentation. These reclassifications have no effect on net loss, total assets, or shareholders’ equity as previously reported.

C.  Cash and cash equivalents

At December 31, 2014 and December 31, 2013, cash and cash equivalents consisted of checking accounts.

D.  Technology Acquisition

The technology supporting the Company’s products (“Technology Acquisition”) was obtained as described below.

Under the terms of the assignment, and subject to one exception discussed below concerning the G2 Assets, the Company owns exclusive and non-exclusive rights to manufacture, market and sell certain products covered under individual patents and/or patents pending. In return, the persons making the assignment received 500,000 common shares of the Company. The Company incurred no material costs related to the assignment and patent protection during 2014.

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

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

During 2014, the Company entered into a Convertible Promissory Note which included a conversion clause which was deemed to be a derivative liability. As of December 31, 2014 the estimated effect upon the fair market conversion of the outstanding balance on the note of $735,000 and accrued interest of $37,542 was approximately $2,091,731 for the relative fair market conversion of the note to common stock. For further information see Note 9 to the financial statement.

I.  Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed at least annually for impairment or when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20. Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Management has determined that there was no impairment as of December 31, 2014 and 2013.

J.  Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and 2013.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014 or 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2014 or 2013.

K.  Warranty Expense

The Company has established a product warranty reserve, set at five percent (5%) of sales, beginning for the quarter ending September 30, 2014.  As such, the Company charged $1,800 to the expense line Sales Reserve and set up a corresponding liability, Product Warranty Reserve, in the same amount shown in accrued liabilities for the year ended December 31, 2014.  Additionally, during the year ended December 31, 2014, the Company charged $6,003 to the expense line warranty expense shown under other general & administrative expense, prior to establishing the product warranty reserve. The Company advanced back to a distributor $18,345 during the year ended December 31, 2014 against manufacturer warranty work to be performed by the Korean contract manufacturer. These funds will be returned upon the delivery of the repaired units.  The manufacturer received the units for repair and will ship directly back to the distributor. The Company has adjusted the deposit account it keeps with the manufacture for these transactions.

L.  Impact of New Accounting Standards

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10 (“ASU 2014-10”), Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with incremental reporting requirements for development stage entities. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments related to the elimination of inception to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospective except for the clarification to Topic 275, which shall be applied prospectively. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminates the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim period therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company adopted ASU 2014-10 in the fourth quarter of 2014 and this adoption did not have a material impact on its financial condition, results of operations or cash flows.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standards require management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of ASU 2014-15 on its financial condition, results of operations and cash flows.

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

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

NOTE 5:  DEPOSITS ON PRODUCT

At December 31, 2014 and December 31, 2013, there was a balance of $74,170 and $68,370, respectively in deposits on product. Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 6:  INVENTORY

At December 31, 2014 and December 31, 2013, the Inventory balance was $62,697 and $129,163, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence. The Company maintains an inventory of filters that are used both in the manufacture of new units and as replacements in previously sold units. The change in the inventory is a result of sales of units and impairment of certain products during the year.

NOTE 7:  FIXED ASSETS

At December 31, 2014 and December 31, 2013, the net Fixed Asset balance was $51,692 and $10,370, respectively. The Company purchased additional demonstration units to be used in soliciting new distributors and marketing efforts. The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years. As of December 31, 2014 and December 31, 2013, the Company has recognized $9,856 and $4,420, respectively, of accumulated depreciation. As of December 31, 2014 and 2013, the Company recognized $5,436 and $4,038 for depreciation expenses, respectively.

NOTE 8:  ACCRUED LIABILITIES

At December 31, 2014 and December 31, 2013, the Accrued liabilities balance was $280,110 and $189,500, respectively. The Company accrues unpaid wages, consulting costs, accrued notes payable interest, and accrued Internal Revenue Service penalty and interest in Accrued Liabilities.

NOTE 9: CONVERTIBLE NOTE PAYABLE

On March 21, 2014, the Company entered into a financing transaction with an accredited investor (“Lender”) under which the Company may borrow up to Nine Hundred Thousand ($900,000) dollars. The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year. The maturity date is eighteen (18) months from the date of borrowing, when principal sum, unpaid interest and any applicable fees and costs will be due and payable.

The Lender has loaned the Company $800,000 through December 31, 2014. The Lender has loaned an additional $100,000 to the Company, on January 28, 2015. (See Note 15). The Company will only be required to repay the amount loaned and the Company is not required to repay any unfunded portion of this Note, including any interest or other rights or remedies granted to any unfunded portion of this Note.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

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

On October 6, 2014, the Company issued 5,585,006 common shares to an accredited investor under the terms and conditions of that certain $900,000 convertible promissory note dated March 21, 2014, as disclosed in a Form 8-K filed with the SEC on March 21, 2014. The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 shares. The shares were priced at $0.01227 per share. The conversion shares were issued pursuant to the terms of the Convertible Promissory Note. The principal and interest were converted into common stock priced at fifty percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty-five (25) previous trading days prior to conversion.

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.  As of December 31, 2014, the stock pricing feature which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 54,000,000 shares. The Company has calculated the value of this additional liability to be $2,091,731 and has recognized a change of earnings for the effect of such a conversion through December 31, 2014. The liability is classified as $1,192,287 under current liabilities and $899,444 under long-term liabilities.

Under FASB ASC 505-10 Equity: Overall, the Company must disclose that the settlement alternatives are at the control of the Lender and that there is a potential for an infinite number of shares having to be issued, although the Lender has elected to limit its beneficial ownership to less than five percent (5%) unless the Company receives proper notification that the Lender will at any time convert either part or all of the loan to shares.

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

In August 2012, information came to the Company’s attention which raised questions about the enforceability, validity and scope of protection relating to the Everest Water patents, the Everest Water/CanAmera Management License Agreement and subsequent patent assignments ("G2 Asset") which were associated with the License Agreement. For further discussion, see Note 2 Section D on Technology Acquisition.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

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

2015 $1,286,875
2016 $ 688,875
2017 $ 36,089

As of December 31, 2014, 18,642,751 of these stock options had vested and were exercisable at an average exercise price of $0.18. As of December 31, 2014, 12,296,250 were expected to be vested over the next three years.

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

NOTE 12:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the years ending December 31, 2014 and December 31, 2013, respectively:

	December 31, 2014	December 31, 2013
Warrants outstanding at beginning of period	2,340,000	3,300,000
Issued	-	2,650,000
Cancelled	(1,000,000)	(1,735,167)
Exercised	-	(1,874,833)
Warrants outstanding at end of period	1,340,000	2,340,000

A detail of warrants outstanding on December 31, 2014 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000	February 1, 2017

The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 13:  COMMON STOCK

The Stockholders’ Equity section of the Company contains the following class of Common and Preferred Stock (par value $0.001) as of:

December 31, 2013
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	113,881,016 common shares

On February 20, 2013, the Company entered into a Stock Cancellation Agreement with CanAmera Management, Inc., which is owned by Keith White (52.5%) and Robb Perkinson (47.5%), both Affiliates of the Company. In connection with the Company’s February 2013 private placement transaction, CanAmera Management, Inc. cancelled 17,952,117 common shares to provide an appropriate pre-financing capital structure for the Company with an intent to offset any share dilution resulting from the private placement. This facilitated the Company proceeding with a non-public, private placement offering to raise approximately $1,500,000 from accredited investors through a non-dilutive offering. The Cancellation Agreement with Keith White, Robb Perkinson and CanAmera that entitled them to receive a prorated return of a portion of the cancelled shares if the Private Placement had not raised a minimum of $1,200,000. The private placement raised $970,000 through the end date of June 30, 2014. As a result, the Company reissued 5,300,000 common shares and returned to Keith White and CanAmera these shares which were restored to the issued and outstanding capital stock at current market value. The stock was reissued on September 12, 2014

In February 2013, the Company began a non-public, private placement offering under Regulation D Rule 506 to raise approximately $1,500,000 from accredited investors. The offering is limited to investors with whom the Company’s management has substantive and pre-existing relationships. The offering consists of 15,000,000 common shares of stock offered to accredited investors at $0.10 per share. The offering was closed and as of June 30, 2013 the Company had raised $970,000 through the sale of 9,700,000 common shares.

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

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

On January 14, 2014, the Company issued 826,446 common shares to an Executive in lieu of accrued compensation at $0.03631 per share.

On March 26, 2014, the Company issued 3,352,500 common shares to an Executive per a grant authorized on December 31, 2013 at $0.03 per share.

On September 12, 2014, the Company issued 2,517,500 previously cancelled common shares to an affiliate of the Company at $0.03 per share.

On September 12, 2014, the Company issued 3,782,500 previously cancelled common shares to an affiliate of the Company at $0.03 per share.

On October 6, 2014, the Company issued 5,582,006 common shares for partial note payable and accrued interest conversion at $0.01227 per share.

As of December 31, 2014, there were 1,340,000 common stock purchase warrants outstanding. The common stock purchase warrants are exercisable at three cents ($0.03) per share.

On June 12, 2012, AWG International Water Corporation filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada changing its name from MIP Solutions, Inc. to AWG International Water Corporation and increasing the Capital Stock to consist of 500,000,000 shares of common stock, $0.001 par value and 100,000,000 of preferred stock, $0.001 par value.

December 31, 2014
Authorized:	100,000,000 preferred shares
500,000,000 common shares

Issued and outstanding:	129,941,970 common shares

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 14:  INCOME TAXES

The Company is subject to taxation in the U.S. and the State of Washington.  At December 31, 2014 and December 31, 2013, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $2,577,000 and $1,695,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $7,580,000, which expire in the year 2034. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $2,521,000 and $1,695,000 has been established at December 31, 2014 and December 31, 2013, respectively.

The significant components of the Company’s net deferred tax assets at December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013
Net operating loss carry forwards	$7,580,000	$4,985,000
Deferred tax asset	2,577,000	1,695,000
Deferred tax asset valuation allowance	(2,577,000)	(1,695,000)
Net deferred tax asset	$-	$-

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2014, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at December 31, 2014, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2013. Further, the Company currently has no open tax years, subject to audit prior to December 31, 2008. The Company is current on its federal or state tax returns.

NOTE 15:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to December 31, 2014, identifying those that are required to be disclosed as follows:

On January 5, 2015, the Company issued 3,352,500 common shares to Jeff Stockdale and 3,352,500 common shares to Keith White pursuant to a prior common stock grant as bonus executive compensation at $0.0389 per share.

On January 28, 2015, the Company received another $100,000 under the Convertible Promissory Note. (See Note 9).

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2014, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Company’s financial condition as of December 31, 2014 and 2013, and results of its operations and cash flows for the years ended December 31, 2014 and 2013, in conformity with United States generally accepted accounting principles (GAAP).

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2014, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  Other Information

On January 5, 2015, the Company issued 3,352,500 common shares to Jeff Stockdale and 3,352,500 common shares to Keith White pursuant to a prior common stock grant as bonus executive compensation at $0.0389 per share.

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

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of the date of this Annual Report:

Name	Age	Position(s)	Term of Officers (Directors)

Keith White	54	Chief Executive Officer	07/10/12 - Present
		Chief Technology Officer , Director
		Chief Financial Officer	03/21/14 - Present

Jeff Stockdale	53	President, Chief Operating Officer, Director	07/10/12 - Present

Jeff Mitchell	48	Chief Financial Officer, Secretary	07/10/12 - 03/21/14
		Director	03/21/14 - Present

Michael Wende	57	Director	12/30/13 - Present
		Secretary	03/21/14 - Present

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

From March 2008 to April 2012, Mr. Stockdale was the Vice President of Hardware Systems for Isilon Systems of Seattle, a leading supplier of Network Attached Storage Devices, now a subsidiary of EMC Corporation of Hopkinton, MA. During his tenure at Isilon, Mr. Stockdale served as Vice-President of Hardware Systems. He was responsible for development and delivery of all hardware platforms for Isilon including firmware and manufacturing related test tools. He was responsible for all hardware related efforts at Isilon, a leader in scale-out Network Attached Storage solutions. Hardware included platform design, delivery, and support including chassis design, electrical design, manufacturing test environment, diagnostics and utilities. His team designed and delivered world-class storage platforms that lead the industry in performance and scalability.  Isilon was acquired by EMC for $2.25 billion in 2011.

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

Jeff R. Mitchell is a member of the Board of Directors.  From July 2012 to March 2014, Mr. Mitchell served as the Chief Financial Officer of the Company. From March 2014 to present, Mr. Mitchell is employed as the Chief Financial Officer of Staffing 360 Solutions Inc., (“STAF”) a publicly held international staffing company headquartered in New York City. Prior to joining the Company, Mr. Mitchell served as the Chief Financial Officer of Command Center Inc. (“CCNI”), a publicly held national provider of day labor staffing from September 2010 to February 2012.  Mr. Mitchell served as the Chief Financial Officer of Select Staffing from 2005 to 2011. We believe that Mr. Mitchell’s financial reporting experience with publicly held companies, capital raising and operational management background for high growth companies qualify him as a valuable member of the Company’s Board of Directors.

Michael Wende received his B.S. in Electrical Engineering from the University of Texas and a M.S in Electrical Engineering from the University of Idaho. From September 2013 to the present, Mr. Wende has been R&D Manager, Principal Systems Engineer, and a contract employee with Itron, Inc. for natural gas and electric AMI systems. From February 2011 through May 2013, he was the Engineering Project Manager for Flyback Energy, Inc., responsible for Flyback's first production product. From November 1999 through July 2010, he acted as an Engineering Product Manager, Lead Marketing Engineer and R&D Engineering Manager and strategic marketing leader on cellular equipment for Agilent Technologies, Inc. We believe that Mr. Wende's extensive leadership, managerial experience, attributes and skills during his engineering career qualify him to be a member of the Company's Board of Directors.

Shareholder Communications

Company shareholders who wish to communicate with the Board of Directors or an individual director may write to Ambient Water Corporation's offices located at 7721 East Trent Ave., Spokane Valley, WA 99212. Your letter should indicate that you are a shareholder and whether you own your shares in street name. Letters received will be retained until the next Board meeting when they will be available to the addressed director. Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment. There is no assurance that all communications will receive a response.

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

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the Board of Directors performing these functions as of December 31, 2014 are Keith White, Jeff Stockdale, Michael Wende and Jeff Mitchell.

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

ITEM 11.  Executive Compensation

On January 1, 2014, the Board of Directors authorized the payment of salaries to named executive officers. Their base compensation is $175,000 annually.  The Board of Directors has authorized executive management to establish an incentive compensation plan for 2014 based on individual, team and Company goals and intends to provide additional base compensation up to $250,000 in the future to the named executive officers.

Name							Nonqualified
And						Non-Equity	Deferred	All
Principal				Stock (2)	Option	Incentive Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(m)	(n)	(o)	(p)	(q)	(r)	(s)	(t)	(u)	(v)

Keith White, CEO, CTO	2013	120,000	-0-	-0-	8,595	-0-	-0-	-0-	128,595
	2014	175,000	-0-	-0-	20,625	-0-	-0-	-0-	195,625

Jeff Stockdale, COO, Pres.	2013	120,000	-0-	-0-	595,369	-0-	-0-	13,649	729,018
	2014	175,000	-0-	-0-	607,399	-0-	-0-	-0-	782,399

Jeff Mitchell, CFO, Sec.	2013	120,000	-0-	-0-	646,822	-0-	-0-	13,649	780,471
	2014	131,250	-0-	100,575	688,851	-0-	-0-	12,022	932,698

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

(2)

The Company authorized common stock grants of 3,352,500 common shares each to Keith White, Jeff Stockdale and Jeff Mitchell on December 30, 2013.  On March 26, 2014, the Company issued 3,352,500 common shares to Jeff Mitchell at $0.03 per share.  The common stock grants to Keith White and Jeff Stockdale were issued on January 5, 2015.

(3)

On March 21, 2014, Jeff Mitchell, Chief Financial Officer and Secretary and the Company entered into a separation agreement whereby Mr. Mitchell resigned his executive officer positions. On March 21, 2014, the Board of Directors approved a separation agreement with Jeff Mitchell. The separation agreement provides for the payment of $43,750 of unpaid executive compensation, and a termination fee of $87,500, payment of health insurance premiums and reimbursement of cell phone expenses. See the Form 8K filed on March 21, 2014 for additional information. On March 21, 2014, the Board of Directors nominated and appointed Jeff Mitchell to fill a vacancy on the Board of Directors.  The above table Includes $12,022 in other compensation for Jeff Mitchell during 2014.  This amount is medical insurance, dental insurance, vision insurance and cellular phone reimbursement paid by the Company while Jeff Mitchell served on the Board of Directors during 2014.

(4)

As of December 31, 2014, accrued and unpaid executive compensation totals $200,000.

(5)

During 2014, the Company paid no life insurance premiums for named executive officers

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

Currently, accrued and unpaid executive compensation totals $200,000. The Company is authorized to offer and issue common stock to the executive officers, at each employee’s option, in lieu of cash compensation. The number of shares paid as compensation will be equal to 100% of the accrued payroll on December 31, 2014 plus a 100% risk premium to offset the potential future fluctuation in stock price. The share price will be established by averaging the closing price of the stock, as quoted Over-the-Counter, for the five trading days prior to issuance.

Stock Grants to Named Executive Officers

Subject to applicable law, the Company was authorized to grant common stock as bonus executive compensation to Keith White, Jeff Stockdale, and Jeff Mitchell, named executive officers, on or before June 15, 2014. These grants may be awarded at an earlier date conditioned upon the Company achieving cash flow break-even for any two out of three contiguous calendar months, commencing January 1, 2014 and ending May 31, 2014 or employment is terminated, the common stock will be awarded at the earlier date. On June 15, 2014, unless the stock is awarded earlier due to the aforementioned criteria, the common stock awards will be issued. However, Jeff Stockdale and Keith White have elected to defer these grants (3,352,500 each) which will remain unissued. Therefore, on August 5, 2014, the board of directors formally deferred the stock grant to January 1, 2015.

The common stock grants were as follows:

Keith White

3,352,500 common shares

Jeff Stockdale

3,352,500 common shares

Jeff Mitchell

3,352,500 common shares

On March 26, 2014, the Company issued 3,352,500 common shares to Jeff Mitchell at $0.03 per share in connection with the termination of his role as CFO.

These common shares will be deemed restricted and unavailable for resale unless registered or exempt from registration pursuant to the Securities Act of 1933, as amended.

Increase in Annual Executive Compensation

The Board of Directors has authorized an increase in executive compensation for named executive officers. Effective January 1, 2014, the annual base salary was increased from $120,000 to $175,000.  Presently, due to cash flow limitations, executive compensation paid in cash will be deferred in part with the unpaid cash portions accrued and payable in the future. However, any and all accrued and unpaid executive compensation may be paid in common stock, in lieu of cash, at the option of the named executive officer, as set forth above.

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

Executive Compensation Philosophy: Our executive compensation philosophy will be designed to establish an appropriate relationship between executive pay and our annual performance, our long-term growth objectives, individual performance of the executive officer and our ability to attract and retain qualified executive officers. We will attempt to achieve these goals by integrating competitive annual base salaries with (a) bonuses based on corporate performance and on the achievement of specified performance objectives, and stock awards through some form of long term incentive plan. We believe that cash compensation in the form of salary and bonus provides our executives with short-term rewards for success in operations and stock awards will provide long-term incentives.

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

Outstanding Equity Awards at Fiscal Year End

This table includes outstanding equity awards to Named Executive Officers on an award-by-award basis.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Jeff Stockdale (1)	8,588,750	5,153,250	-	0.18	07/09/2022	-	-	-	-
Jeff Mitchell (2)	9,350,876	5,605,124	-	0.18	07/09/2022	-	-	-	-
Keith White (3)	234,375	515,625	-	0.11	07/21/2023	-	-	-	-
Jeff Stockdale (3)	234,375	515,625	-	0.11	07/21/2023	-	-	-	-
Jeff Mitchell (3)	234,375	515,625	-	0.11	07/21/2023	-	-	-	-

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

(4)

On March 21, 2014, Jeff Mitchell, Chief Financial Officer and Secretary resigned his executive officer positions.  On March 21, 2014 the Board of Directors nominated and appointed Jeff Mitchell to fill a vacancy on the Board of Directors.  Jeff Mitchell had 2,858,438 common stock options vest during the period March 22, 2014 through December 31, 2014, while serving on the Board of Directors.

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

2015 $1,286,875
2016 $ 688,875
2017 $ 36,089

Employment Agreements

The Company currently has no employment agreements with any named executive officer.

Director Compensation

During 2014, the Company paid compensation to one member of our Board of Directors for services as a Director.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
J. Mitchell (1)	2014	$12,022	-	-	-	-	-	$12,022
	2013	-	-	-	-	-	-	-

(1) Benefits which exceeded $10,000

Narrative to Director Compensation Table:

Medical insurance, dental insurance, vision insurance and cellular telephone reimbursement paid by the Company after Jeff Mitchell resignation as Chief Financial Officer on March 21, 2014 of $12,022.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 129,941,970 shares of common stock outstanding as of December 31, 2014. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of warrants and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2014. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a)   Name of Beneficial Owner of Certain Beneficial Owners

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class(9)
Common	Keith White	24,727,650 (3)	19.02
Common	Robb Perkinson	23,185,903 (4)	17.87
Common	Jeff Stockdale	11,663,125 (5)	8.43
Common	Jeff Mitchell	13,755,197 (6)	9.87
Common	Michael T. Wende	8,015,624 (7)	6.16
Common	Genesis Financial, Inc.	7,380,433 (8)	5.68

(1)

Address is 7721 East Trent Ave., Spokane Valley, WA 99212

(2)    Ownership is direct unless stated otherwise in a footnote.

(3)

Includes 9,786,212 shares owned by 0967761 BC, Ltd.  Keith White has voting and dispositive control over the 0967761 BC Ltd. shares.

(4)

Includes 10,245,500 shares owned by XLR8 Marketing, Inc.  Robb Perkinson has voting and dispositive authority over the XLR8 Marketing, Inc. shares.

(5)    Includes 2,840,000 common shares and 8,407,688 common shares underlying vested exercisable $0.18 common stock options and 234,375 common shares underlying vested exercisable $0.11 common stock options.

(6)    Includes 4,178,946 common shares and 9,341,876 common shares underlying vested exercisable $0.18 common stock options and 234,375 common shares underlying vested exercisable $0.11 common stock options.

(7)    Includes 675,500 common shares held in the name of Michael T. and Joanne B. Wende.

(8)

The Board of Directors of Genesis Financial, Inc. has voting and dispositive control over these shares.

(9)

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

(b)   Security Ownership of Management.

Security Ownership of Management
Title of Class	Name of and Address of Beneficial Owner (1)	Amount and nature of Beneficial Ownership (2)	Percent of Class (7)
Common	Keith White	24,727,650 (3)	19.02
Common	Jeff Stockdale	11,663,125 (4)	8.43
Common	Jeff R. Mitchell	13,755,197 (5)	9.87
Common	Michael Wende	8,015,624 (6)	6.16

(1)

Ownership is direct unless noted otherwise

(2)

Address is 7721 East Trent Ave., Spokane Valley, WA 99212

(3)

Includes 9,786,212 shares owned by 0967761 BC Ltd.  Keith White has voting and dispositive control over the 0967761 BC, Ltd. shares.

(4)

Includes 2,840,000 common shares and 8,407,688 common shares underlying vested exercisable $0.18 common stock options and 234,375 common shares underlying vested exercisable $0.11 common stock options.

(5)

Includes 4,178,946 common shares and 9,341,876 common shares underlying vested exercisable $0.18 common stock options and 234,375 common shares underlying vested exercisable $0.11 common stock options.

(6)    Includes 675,500 common shares held in the name of Michael T. and Joanne B. Wende.

(7)

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

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Transactions

Except as described below, during the past two years, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded $120,000.

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

On December 30, 2013, the Board of Directors raised the annual salary for each officer to $175,000. There are no formal employment agreements with the named executive officers. On December 30, 2013, the Company’s Board of Directors adopted a stock grant program for officers and employees. The grants will take place in 2014 based upon either performance or employment requirements. Originally, shares under this grant were to be issued by June 15, 2014.  The Board of Directors deferred Keith White's and Jeff Stockdale's common stock bonus grants (3,352,500 each) until January 1, 2015. Jeff Mitchell was issued the grant in connection with his departure from the office of Chief Financial Officer.

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

On February 20, 2013, the Company entered into a Stock Cancellation Agreement with CanAmera Management, Inc., (“CanAmera”) which was owned by Keith White (52.5%) and Robb Perkinson (47.5%), both affiliates of the Company. In connection with the Company’s February 2013 private placement transaction, CanAmera Management, Inc. cancelled 17,952,117 common shares to provide an appropriate pre-financing capital structure for the Company with an intent to offset any share dilution resulting from the private placement. This facilitated the Company proceeding with a non-public, private placement offering to raise approximately $1,500,000 from accredited investors through a non-dilutive offering. The Cancellation Agreement with Keith White, Robb Perkinson and CanAmera that entitled them to receive a prorated return of a portion of the cancelled shares if the Private Placement had not raised a minimum of $1,200,000. The private placement raised $970,000 through the end date of June 30, 2014. As a result, the Company reissued 5,300,000 common shares and returned to Keith White and CanAmera these shares which were restored to the issued and outstanding capital stock at current market value. The stock was reissued on September 12, 2014.

Certain and Related Transactions Involving Ambient Water, Inc. formerly, AWG International, Inc.

During fiscal years ending 2014 and 2013, the Company paid as reimbursements, AWG Consulting, Inc., Keith White,  Jeff Stockdale, Jeff Mitchell, Wes Sodorff and Robb Perkinson for expenses advanced on behalf of the Company. These expenses have been included in general and administrative expenses for the periods ending December 31, 2014 and December 31, 2013 and are expenses from related parties (through common ownership) totaling approximately $31,194 and $38,600, respectively.

On February 14, 2013, Keith White, as co-inventor, assigned the G2 patents to AWG, now known as Ambient Water, Inc. The assigned patents include U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US/2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement U.S. Patent No. 7,272,947. The consideration for this assignment was not recorded because it cured a defect in intellectual property originally acquired by the Company's subsidiary, Ambient Water, Inc. fka AWG International, Inc.

Director Independence

As of December 31, 2014, the Company has four (4) Directors serving on the Board of Directors, Messrs. White, Mitchell, Stockdale, Mitchell and Wende. The Company is not currently a listed issuer and, as such, is not subject to any director independence standards using the definition of independence set forth in the Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.  Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s public accounting firm for the audit and the reviews of the Company’s financial statements for the years ended December 31, 2014 and December 31, 2013, were $34,250 and $27,242, respectively.

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

PART IV

ITEM 15.  Exhibits

Exhibit Number	Description of Exhibit	Location of Exhibit
2.1	Form of Share Exchange Agreement between AWG International Water Corporation and AWG International, Inc.	8-K filed July 16, 2012
2.2	Share Exchange Agreement between MIP Solutions, Inc. and AWG International, Inc. dated June 7, 2010	8-K filed June 10, 2010
3.1	Articles of Incorporation of MIP Solutions, Inc. now known as AWG International Water Corporation	SB-2 filed April 5, 2007
3.2	Articles of Amendment of MIP Solutions, Inc. dated June 12, 2012	8-K filed June 13, 2012
3.3	Articles of Incorporation of AWG International, Inc.	8-K filed July 16, 2012
3.4	Bylaws of AWG International, Inc.	8-K filed July 16, 2012
3.5	Bylaws MIP Solutions, Inc., now known as AWG International Water Corporation	SB-2 filed April 5, 2007
10.1	License Agreement with Johns Hopkins University Laboratory	SB-2 filed April 5, 2007
10.2	MIP Solutions, Inc. 2008 Stock Plan	8-K filed September 17, 2008
10.3	Mutual Termination Agreement dated July 25, 2010 between MIP Solutions, Inc. and Johns Hopkins University	8-K filed August 13, 2010
10.4	Promissory Note evidencing $150,000 with Coghlan Family Corporation dated September 29, 2011	10-K filed May 10, 2012
10.5	Warrant Agreement with Coghlan Family Corporation dated September 29, 2011	10-K filed May 10, 2012
10.6	Security Agreement with Coghlan Family Corporation dated September 29, 2011	10-K filed May 10, 2012
10.7	Promissory Note evidencing $583.42 with Coghlan Family Corporation dated September 29, 2011	10-K filed May 10, 2012
10.8	Form of Warrant Agreement associated with Unit Equity Offering pursuant to Regulation D Rule 506	10-K filed May 10, 2012
10.9	Financial Advisory Agreement with Frontier Mutual, LLC dated January 12, 2012	10-K filed May 10, 2012
10.10	Financial Advisory Agreement with 7721 E. Trent Ave, LLC dated October 1, 2011	10-K filed May 10, 2012
10.11	Financial Advisory Agreement with G. Wesley Sodorff dated October 18, 2010	10-K filed May 10, 2012
10.12	Promissory Note evidencing AWG Intl obligation to pay $25,000 dated September 29, 2011	10-K filed May 10, 2012
10.13	Promissory Note evidencing AWG Intl obligation to pay $583.42 dated September 29, 2011	10-K filed May 10, 2012
10.14	Promissory Note evidencing AWG Intl obligation to pay $150,000 dated September 29, 2011	10-K filed May 10, 2012
10.15	Promissory Note evidencing AWG Intl obligation to pay $77,935.32 dated December 31, 2011	10-K filed May 10, 2012
10.16	Promissory Note evidencing AWG Intl obligation to pay $66,522.28 dated September 29, 2011	10-K filed May 10, 2012
10.17	Amended and Restated September 29, 2011 Promissory Notes totaling $242,105.70 dated March 28, 2012	10-K filed May 10, 2012
10.18	Amended and Restated December 31, 2011 Promissory Note totaling $77,935 dated March 28, 2012	10-K filed May 10, 2012
10.19	2012 Stock Option Plan	8-K filed July 16, 2012
10.20	Mitchell Stock Option Agreement	8-K filed July 16, 2012
10.21	Stockdale Stock Option Agreement	8-K filed July 16, 2012
10.22	Termination of Security Agreement	8-K filed July 16, 2012
10.23	License Agreement Everest Water to CanAmera Management dated April 13, 2010	8-K/A filed September 18, 2012
10.24	License Agreement CanAmera Mgmt to AWG International dated April 13, 2010	8-K/A filed September 18, 2012
10.25	G2 Patent Assignment from K. White to AWG International dated February 14, 2012	8-K/A filed September 18, 2012
10.26	G3 Patent Application Assignment from K. White to AWG International dated November 19, 2010	8-K/A filed September 18, 2012
10.27	G4/G5 Patent Application Assignment from K. White to AWG International dated April 19, 2012	8-K/A filed September 18, 2012
10.28	G2 Declaration of Assignment Everest to AWG dated February 17, 2012	8-K filed November 20, 2012
10.29	G2 Assignment from AWG to Keith White and Rae Anderson dated February 17, 2012	8-K filed November 20, 2012
10.30	Amended Coghlan Family Corporation Promissory Note titled Memorandum of Understanding dated August 1, 2012	8-K filed November 20, 2012
10.31	Form of Private Label Agreement	8-K filed November 20, 2012
10.32	Declaration of Assignment to Everest Water, Ltd. to AWG dated February 14, 2013	8-K filed February 19, 2013
10.32	Patent Assignment AWG to Inventors dated February 14, 2013	8-K filed February 19, 2013
10.33	Patent Assignment Keith White to AWG dated February 14, 2013	8-K filed February 19, 2013
10.34	Consulting Agreement with Frontier Mutual, LLC dated February 5, 2013	8-K filed February 8, 2013
10.35	Memorandum of Understanding Coghlan Family Corporation Promissory Note dated February 1, 2013	10-K filed April 11, 2013
14	Code of Ethics	10-K filed May 10, 2012
21	Subsidiaries of the registrant	8-K filed July 16, 2012
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, White – CEO	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, White - CFO	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, White - CEO	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, White - CFO	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

AWG International Water Corporation

Date: February 20, 2015	/s/ Keith White _________________________

By: Keith White Title: Chief Executive Officer (Principal Executive Officer)
Date: February 20, 2015	/s/ Keith White _________________________

By: Keith White Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 20, 2015	/s/ Keith White _________________________
By: Keith White
Title: Director
Date: February 20, 2015	/s/ Jeff Stockdale _________________________
By: Jeff Stockdale
Title: Director
Date: February 20, 2015	/s/ Michael Wende _________________________
By: Michael Wende
Date: February 20, 2015	Title: Director /s/ Jeff R. Mitchell _________________________
By: Jeff R. Mitchell
Title: Director