Form 10-Q
period 2015-03-31
Ambient Water Corp
filed 2015-05-04
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2015 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  May 1, 2015 there were 141,375,122 shares of the Company’s common stock were issued and outstanding.

AMBIENT WATER CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 4.  CONTROLS AND PROCEDURES

20

PART II – OTHER INFORMATION

21

ITEM 1.  LEGAL PROCEEDINGS

21

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

21

ITEM 4.  MINE SAFETY DISCLOSURES

21

ITEM 5.  OTHER INFORMATION

21

ITEM 6.  EXHIBITS

21

SIGNATURES

22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMBIENT WATER CORPORATION Consolidated Balance Sheets As of March 31, 2015 and December 31, 2014

	March 31, 2015
	(unaudited)	December 31, 2014

ASSETS
Current assets
Cash	$ 47,275	$ 56,121
Accounts receivable	3,336	5,051
Deposit on product (Note 2)	65,231	74,170
Inventory (Note 3)	41,336	62,697
Prepaid asset	9,363	16,127
Total current assets	166,541	214,166

Fixed assets (Note 4)	47,647	51,692

Other assets
Technology acquisition (Note 1)	25,181	27,280
Total assets	$ 239,369	$ 293,138

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 11,650	$ 26,940
Accrued liabilities (Note 5)	333,807	280,110
Notes payable - current portion (Note 6)	683,500	435,000
Derivative liability - current portion (Note 6)	1,656,350	1,192,287
Total current liabilities	2,685,307	1,934,337

Notes payable (Note 6)	200,000	300,000
Accrued interest	5,233	7,232
Derivative liability (Note 6)	618,025	899,444
Total long-term liabilities	823,258	1,206,676

Total liabilities	3,508,565	3,141,013

Commitments and contingencies (Note 7)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at March 31, 2015 and December 31, 2014, respectively (Note 10)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized,136,646,970 and 129,941,970 shares issued and outstanding at March 31, 2015 and December 31, 2014 respectively (Note 10)	136,647	129,942
Paid-in-capital	7,394,117	6,818,278
Retained deficit	(10,799,960)	(9,796,095)
Total shareholders' deficit	(3,269,196)	(2,847,875)
Total liabilities and shareholders' deficit	$ 239,369	$ 293,138

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Operations For the three months ended March 31, 2015 and 2014

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)

Sales	$ 30,316	$ 45,094
Cost of sales	19,338	27,944

Gross profit	10,978	17,150

GENERAL AND ADMINISTRATIVE EXPENSES:
Travel and entertainment	9,129	4,333
Professional fees	57,566	25,413
Executive compensation	87,500	218,750
Stock option compensation (non-cash)	582,543	476,573
Impairment loss on inventory	-	-
Other	75,597	44,900

Total General and Administrative Expenses	812,335	769,969

Operating loss	(801,357)	(752,819)

OTHER INCOME(EXPENSE):

Finance charge	(15)	(201)
Interest and penalties	(19,849)	(548)
Loss on derivative instruments	(182,644)	(125,000)

Net loss before income taxes	(1,003,865)	(878,568)
Income taxes	-	-
Net loss	$ (1,003,865)	$ (878,568)

Net loss per common share:
Basic and fully diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares:
Basic and fully diluted	136,274,470	115,824,962

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Cash Flows For the three months ended March 31, 2015 and 2014

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (1,003,865)	$ (878,568)
Adjustments to reconcile net loss:
Depreciation and amortization	7,184	3,374
Stock issued for services	-	-
Stock based compensation	582,544	476,575
Impairment loss on inventory	-	-
Loss on derivative liability	182,644	125,000
Changes in assets and liabilities:
Accounts receivable	1,715	(3,443)
Deposits	15,703	34,598
Inventory	21,361	4,989
Accounts payable	(15,290)	(17,687)
Other accruals	51,698	78,622

Net cash used by operating activities	(156,306)	(176,540)

Cash flows from investing activities:
Fixed assets	(1,040)	(1,020)

Net cash used by investing activities	(1,040)	(1,020)

Cash flows from financing activities:
Common stock issued for cash	-	-
Payments on notes payable	-	-
Borrowings on notes payable	148,500	200,000

Net cash provided by financing activities	148,500	200,000

Increase (decrease) in cash	(8,846)	22,440

Cash, beginning of period	56,121	4,864

Cash, end of period	$ 47,275	$ 27,304

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ 201

Non-cash investing and financing activities:
Stock issued for note and interest conversion	$ -	$ -
Stock issued for accrued liability	$ -	$ 15,000
Demonstration units placed in service	$ -	$ -

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

.

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

Interim Financial Statements

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014.  These unaudited condensed consolidated financial statements as of and for the three (3) months ended March 31, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013, respectively, which are included in the Company’s December 31, 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 20, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended March 31, 2015 are not necessarily indicative of results for the entire year ending December 31, 2015.

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

Year End and Principles of Consolidation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, and are expressed in U.S. dollars. The Company’s consolidated fiscal year-end is December 31. Some of the Company’s subsidiaries have varying year-ends.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions are eliminated.

Going Concern

The Company has not generated positive cash flows since inception and has recognized approximately $11 million in net operating losses, which raises doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon achieving positive cash flow from operations and obtaining additional external financing to fund ongoing operations.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014- 10 (“ASU 2014-10”), Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with incremental reporting requirements for development stage entities. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  The Company adopted ASU 2014-10 in the fourth quarter of 2014. This adoption did not have a material impact on its financial condition, results of operations or cash flows.

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

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. The standard permits the use of either a retrospective or modified retrospective (cumulative effect) transition method. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2014, the FASB issued new guidance on transfers and servicing ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure), effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase-to-maturity transactions and repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

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

Warranty Expense

In 2014, the Company established a product warranty reserve, set at five percent (5%) of sales. For the quarter ending March 31, 2015, the Company charged $231 to the expense line Sales Reserve and increased the corresponding liability - Product Warranty Reserve in the same amount.  At March 31, 2015 and December 31, 2014, there was a balance of $2,031 and $1,800, respectively in the product warranty reserve account which is shown in accrued liabilities. Additionally, during the quarter ended March 31, 2015, the Company charged $8,362 to the expense line warranty expense shown under other general and administrative expense.

NOTE 2:  DEPOSITS ON PRODUCT

At March 31, 2015 and December 31, 2014, there was a balance of $65,231 and $74,170, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 3:  INVENTORY

At March 31, 2015 and December 31, 2014, the Inventory balance was $41,336 and $62,697, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company maintains a small inventory of Model 2500 units and an inventory of filters that are used both in the manufacture of new units and as replacements in previously sold units.  The inventory represents inventory held for sale.

NOTE 4:  FIXED ASSETS

At March 31, 2015 and December 31, 2014, the net Fixed Assets balance was $47,647 and $51,692, respectively.  The Company purchases demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of March 31, 2015 and December 31, 2014, the Company has recognized $14,941 and $9,856, respectively, of accumulated depreciation.  As of March 31, 2015 and 2014, the Company recognized $5,085 and $5,436 for depreciation expenses, respectively.

NOTE 5:  ACCRUED LIABILITIES

At March 31, 2015 and December 31, 2014, the Accrued Liabilities balance was $333,807 and $280,110, respectively.  The Company accrues unpaid wages, consulting costs and unpaid interest in Accrued Liabilities.

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

NOTE 6:  CONVERTIBLE NOTES PAYABLE

On March 27, 2015, the Company entered into a financing transaction with an accredited investor ("Lender") which loaned the Company $48,500 on a convertible promissory note.  The current portion of this note payable is $48,500 and $-0-, at March 31, 2015 and December 31, 2014, respectively.  The note matures on December 3, 2015 and bears interest at the annual rate of 8.0%.  The Lender has the right to convert the outstanding principal and interest into common shares after 180 days.  The conversion price will be variable and based on a 42% discount to the market price.  The market price will be the average lowest five trading prices for the common stock during the ten day trading period ending on the latest complete trading day prior to conversion.  The Lender has limited its ability to convert the debt into common shares to no more than 4.99% of the Company’s outstanding common stock.  The Lender can waive this limitation upon 61 days advance notice.

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

The Lender has loaned the Company $900,000 through March 31, 2015.  On October 6, 2014, The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 common shares.  The outstanding principal on this Note is $835,000 and $735,000, at March 31, 2015 and December 31, 2014, respectively.  The current portion of this note payable is $635,000 and $435,000, at March 31, 2015 and December 31, 2014, respectively.  Additionally, on April 9, 2015, the Lender converted $40,000 of the outstanding principal and associated interest into 4,728,152 common shares.  See Note 12- Subsequent Events.

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

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.   As of March 31, 2015, the stock pricing feature which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 102,800,000 shares.  The Company has calculated the value of this additional liability to be $2,199,377 and has recognized a change of earnings for the effect of such a conversion through March 31, 2015.  Additionally, the conversion feature on the March 27, 2015 Note would have increased the stock necessary to settle the conversion feature on this Note to approximately 3,500,000 shares.  The Company has calculated the value of this additional liability to be $74,998 and has recognized a change of earnings for the effect of such a conversion through March 31, 2015.  Total derivative liability was $2,274,375 and $2,091,731, as of March 31, 2015 and December 31, 2014, respectively.  As of March 31, 2015, the derivative liability is classified as $1,656,350 under current liabilities and $618,025 under long-term liabilities.  As of December 31, 2014, the derivative liability is classified as $1,192,287 under current liabilities and $899,444 under long-term liabilities.

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

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

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

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

The options vest over four (4) years.  After one year, one-quarter (25%) of the options vest.  Thereafter, the options vest 6.25% each quarter.  The options have a ten (10) year term.

Using the Black-Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year vesting term of the options.  The estimated annual expense to the Company associated with these options as of March 31, 2015 is:

2015 $ 965,156
2016 $ 674,375
2017 $ 36,089

As of March 31, 2015, 18,783,376 of these stock options had vested and were exercisable at an average exercise price of $0.18.  As of March 31, 2015, 12,155,625 were expected to be vested over the next four years.

Stock Grant - On December 30, 2013, the Company’s Board of Directors adopted a stock grant program for officers and employees.  The grants became effective in 2014 based upon either performance or employment requirements.  Originally, the share grants were to be issued by June 15, 2014, however Jeff Stockdale and Keith White elected defer their grants (3,352,500 each) until January 5, 2015 when these shares were issued to each of them.

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

NOTE 9:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the nine months and year ending March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
Warrants outstanding at beginning of period	1,340,000	2,340,000
Issued	-	-
Cancelled	-	(1,000,000)
Exercised	-	-
Warrants outstanding at end of period	1,340,000	1,340,000

A detail of warrants outstanding on March 31, 2015 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000	2/1/2017

The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

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

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

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

On December 19, 2013, the Company issued 750,000 common shares to an accredited investor at $0.10 per share.

On December 30, 2013, the holder of Common Stock Purchase Warrants exercised for the purchase of 160,000 common shares at $0.03 per share.

March 31, 2015
Authorized:	100,000,000 preferred shares
500,000,000 common shares
Issued and outstanding:	136,646,970 common shares

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

On January 5, 2015, the Company issued 3,352,500 common shares to Jeff Stockdale and 3,352,000 common shares to Keith White as bonus executive compensation valued at $0.0389 per share.

NOTE 11:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At March 31, 2015 and December 31, 2014, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $2,860,000 and $2,577,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $8,400,000, which expire in the year 2034.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $2,860,000 and $2,577,000 has been established at March 31, 2015 and December 31, 2014, respectively.

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

The significant components of the Company’s net deferred tax assets at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Net operating loss carry forwards	$8,400,000	$7,580,000
Deferred tax asset	$2,860,000	$2,577,000
Deferred tax asset valuation allowance	(2,860,000)	(2,577,000)
Net deferred tax asset	$-	$-

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2015, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at March 31, 2015 and December 31, 2014, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2014.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2009.  The Company is current on its federal or state tax returns.

NOTE 12:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to March 31, 2015, identifying those that are required to be disclosed as follows:

On April 9, 2015, the Company issued 4,728,152 common shares to an accredited investor under the terms and conditions of that certain $900,000 convertible promissory note dated March 21, 2014, as disclosed in a Form 8-K filed with the SEC on March 21, 2014.  The Lender converted $40,000 of the outstanding principal and associated interest into 4,728,152 shares.  The shares were priced at $0.00935 per share.  The conversion shares were issued pursuant to the terms of the Convertible Promissory Note.  The principal and interest were converted into common stock priced at fifty percent (50%) of the average of the three (3) lowest trade prices of the three (3) separate trading days of Common Stock recorded during the twenty-five (25) previous trading days prior to conversion.

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

The Ambient Water 400 was placed into field trial testing in the fourth quarter of 2014. The Company anticipates publishing the results of 3rd party testing/validation in the near future.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been minimal.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the quarter ending March 31, 2015, we had $30,316 revenue compared to $45,094 revenue for the quarter ending March 31, 2014.   We believe that the revenue decline was due to several factors: 1) The departure of our Director of Sales and Marketing in May, 2014 whom we decided not to replace at this time, 2) The relatively slow adoption rate of customers purchasing this new and not inexpensive technology, and 3) The shift in emphasis by the Company from the consumer product line to more focus on the commercial and industrial equipment.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, executive compensation, administrative payroll and legal fees associated with patent maintenance.

For the quarter ending March 31, 2015, we had $812,335 in general and administrative expenses compared with $769,969 for the quarter ending March 31, 2014.  This increase of $42,366 in general and administrative expenses was primarily the result of professional fees increasing in the amount of $32,153, executive compensation decreasing in the amount of $131,250, stock option compensation (non-cash) increasing $105,970, travel fees increasing in the amount of $4,796 and other general and administrative operating costs increasing by $30,697.

Professional fees for the quarters ending March 31, 2015 and March 31, 2014 were $57,566 and $25,413, respectively.  The $32,153 increase was due to legal and Intellectual property expenses increasing by $2,428, accounting and auditing fees increasing by $18,050, public and filing fees increasing by $6,664 and other professional fees increasing by $5,011.

Executive compensation for the quarter ending March 31, 2015 and March 31, 2014 was $87,500 and $218,750, respectively.  The $131,500 decrease was mostly due to payments of $131,250 to a former executive for the quarter ending March 31, 2014.  No such payments were made for the quarter ending March 31, 2015.

The legal and intellectual property expenses for the quarter ending March 31, 2015 and March 31, 2014 were $21,585 and $19,157, respectively.    The $2,428 increase for the quarter ending March 31, 2015 was primarily related to higher legal fees associated with a new note payable in the current quarter ended March 31, 2015.

The stock option compensation (non-cash) expenses for the quarters ending March 31, 2015 and March 31, 2014 were $582,543 and $476,573, respectively.  The $105,970 increase was primarily related to stock grants to executives of $260,825 and a decrease in stock compensation to a former executive and a former employee of $154,855.

The Company’s travel expenses for the quarters ending March 31, 2015 and March 31, 2014 were $9,129 and $4,333, respectively.  The $4,796 increase was primarily related to more travel in the quarter ending March 31, 2015.

The other general and administrative operating costs for the quarters ending March 31, 2015 and March 31, 2014 were $75,597 and $44,900, respectively.  The $30,697 increase was related to an increase in marketing expense of $20,481, an increase in administrative expense of  $2,233, an increase in payroll taxes of $2,715 and other increases of $5,268.

During the quarter ending of March 31, 2015, the Company recognized a derivative valuation charge of $74,998 related to the conversion value of new debt acquired during the quarter.  Additionally, the Company recognized a derivative valuation charge of $107,646 related to the conversion value of the financing transaction entered into in March 2014. (See Note 6 in the financial statements).

Liquidity and Capital Resources

As of March 31, 2015, we had $47,275 cash, total current assets of $166,541, total current liabilities of $2,685,307 and total stockholders' deficit of $3,269,196, compared to $56,121 cash, total current assets of $214,166, total current liabilities of $1,934,337, and total stockholders' deficit of $2,847,875 as of December 31, 2014.

The Company experienced negative cash flow used by operations during the three months ended March 31, 2015 of $156,306 compared to the three months ended March 31, 2014 of $176,540.  The Company experienced negative cash flows of $1,040 from investing activities for the three months ended March 31, 2015 compared to negative cash flows from investing activity of $1,020 for the three months ended March 31, 2014.  The Company experienced positive cash flows from financing activities of $148,500 for the three months ended March 31, 2015 compared to positive cash flows from financing activity of $ 200,000 for the three months ended March 31, 2014.  During the three months ended March 31, 2015, the Company raised $148,500 through two convertible notes payable described in Note 6-- Convertible Notes Payable--in the Company’s financial statements.

The Company’s audited financial statements for the year ended December 31, 2014 contained a “going concern” qualification.  As discussed in Note 1 of the Notes to financial statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2014, the Company funded its operations principally through issuance of debt instruments.

Our financial objective is to make sure the Company has the cash and debt capacity to fund on-going operating activities, investments and growth.  We intend to fund future capital needs through our current cash position, future operating cash flow and debt or equity financing.

At March 31, 2015, the Company had 1,340,000 outstanding warrants with an exercise price of $0.03.  If the 1,340,000 vested warrants were exercised, upwards of $40,200 may be contributed to support ongoing capital needs. The Company cannot be assured that the warrant holders will exercise any warrants.  There are no warrants subject to the Company’s call.

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months.  Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations.  We anticipate that the Company will need approximately $1,000,000 of additional capital over the next 12 months to execute Management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500 and introduction of additional product models in 2015.

During the quarter ended March 31, 2015, the Company raised no money through the sale of equity.

Additionally, in March 2014, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $900,000, ("Loan").   Through March 31, 2015, the Company owed Eight Hundred and thirty five thousand ($835,000) Dollars on the Note.  The Lender has the right to convert all or part of the Loan amount into common shares. (See Note 6 in the financial statements).

In March 2015, the Company borrowed $48,500 from a different accredited investor. (See Note 6 in the financial statements)

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

At March 31, 2015, the Company has net operating loss carry forwards of approximately ($8,400,000), which will expire in 2034 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2015, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

During 2014, the Company entered into a Convertible Promissory Note which included a conversion clause which was deemed to be a derivative liability.  As of March 31, 2015 the estimated effect upon the fair market conversion of the outstanding balance on the note of $835,000 was approximately $2,199,377 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement.

In March 2015, the Company entered into a different Convertible Promissory Note which included a conversion clause which was deemed to be a derivative liability.  As of March 31, 2015 the estimated effect upon the fair market conversion of the outstanding balance on the note of $48,500 was approximately $74,998 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of March 31, 2015 and December 31, 2014.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015 and December 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

In March 2014, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of March 31, 2015, the value of the stock necessary to settle the contract was $2,199,375.

In March 2015, the Company entered in a different financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of March 31, 2015, the value of the stock necessary to settle the contract was $74,998.

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

Changes in Internal Control Over Financial Reporting

During the period ended March 31, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On April 9, 2015, the Company issued 4,728,152 common shares to an accredited investor under the terms and conditions of that certain $900,000 convertible promissory note dated March 21, 2014, as disclosed in a Form 8-K filed with the SEC on March 21, 2014.  The Lender converted $40,000 of the outstanding principal and associated interest into 4,728,152 shares.  The shares were priced at $0.00935 per share.  The conversion shares were issued pursuant to the terms of the Convertible Promissory Note.  The principal and interest were converted into common stock priced at fifty percent (50%) of the average of the three (3) lowest trade prices of the three (3) separate trading days of Common Stock recorded during the twenty-five (25) previous trading days prior to conversion.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 1, 2015

Ambient Water Corporation

(Registrant)

           /s/ Keith White

/s/ Keith White

By:________________________________

________________________________

           Keith White

Keith White

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)