Form 10-Q
period 2015-06-30
Ambient Water Corp
filed 2015-07-31
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: July 31, 2015 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  July 31, 2015 there were 145,776,948 shares of the Company’s common stock were issued and outstanding.

AMBIENT WATER CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 4.  CONTROLS AND PROCEDURES

22

PART II – OTHER INFORMATION

22

ITEM 1.  LEGAL PROCEEDINGS

22

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

22

ITEM 4.  MINE SAFETY DISCLOSURES

22

ITEM 5.  OTHER INFORMATION

22

ITEM 6.  EXHIBITS

23

SIGNATURES

24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMBIENT WATER CORPORATION Consolidated Balance Sheets As of June 30, 2015 and December 31, 2014

	June 30, 2015
	(unaudited)	December 31, 2014

ASSETS
Current assets
Cash	$ 24,446	$ 56,121
Accounts receivable	690	5,051
Deposit on product (Note 2)	24,936	74,170
Inventory (Note 3)	29,356	62,697
Prepaid asset	6,567	16,127
Total current assets	85,995	214,166

Fixed assets (Note 4)	44,005	51,692

Other assets
Technology acquisition (Note 1)	23,083	27,280
Total assets	$ 153,083	$ 293,138

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 13,725	$ 26,940
Accrued liabilities (Note 5)	401,541	280,110
Notes payable - current portion (Note 6)	831,250	435,000
Derivative liability - current portion (Note 6)	2,196,057	1,192,287
Total current liabilities	3,442,573	1,934,337

Notes payable (Note 6)	100,000	300,000
Accrued interest	4,219	7,232
Derivative liability (Note 6)	241,769	899,444
Total long-term liabilities	345,988	1,206,676

Total liabilities	3,788,561	3,141,013

Commitments & contingencies (Note 7)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at June 30, 2015 and December 31, 2014, respectively (Note 10)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 145,776,948 and 129,941,970 shares issued and outstanding at June 30, 2015 and December 31, 2014 respectively (Note 10)	145,777	129,942
Paid-in-capital	7,926,151	6,818,278
Retained deficit	(11,707,406)	(9,796,095)
Total shareholders' deficit	(3,635,478)	(2,847,875)

Total liabilities and shareholders' deficit	$ 153,083	$ 293,138

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Operations For the three and six months ended June 30, 2015 and 2014

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ 13,729	$ 16,489	$ 44,045	$ 61,583
Cost of sales	7,290	10,829	26,628	38,773

Gross profit	6,439	5,660	17,417	22,810

GENERAL AND ADMINISTRATIVE EXPENSES:
Travel and entertainment	13,450	2,669	22,579	7,002
Professional fees	70,624	95,545	128,190	120,958
Executive compensation	87,500	87,500	175,000	306,250
Stock option compensation (non-cash)	321,719	360,990	904,262	837,563
Impairment loss on inventory	-	25,923	-	25,923
Other	38,882	40,170	114,480	85,069

Total General and Administrative Expenses	532,175	612,797	1,344,511	1,382,765

Operating loss	(525,736)	(607,137)	(1,327,094)	(1,359,955)

OTHER INCOME(EXPENSE):
Finance charge	-	(101)	(15)	(302)
Interest and penalties	(18,899)	(8,082)	(38,749)	(8,630)
Loss on deposit cancellation	(57,795)	-	(57,795)	-
Loss on derivative instruments	(305,014)	(375,000)	(487,658)	(500,000)
Net loss before income taxes	(907,444)	(990,320)	(1,911,311)	(1,868,887)
Income taxes	-	-	-	-
Net loss	$ (907,444)	$ (990,320)	$ (1,911,311)	$ (1,868,887)

Net loss per common share:
Basic and fully diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average number of common shares:
Basic and fully diluted	141,874,936	118,059,962	141,208,670	116,314,842

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Cash Flows For the six months ended June 30, 2015 and 2014
	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (1,911,311)	$ (1,868,887)
Adjustments to reconcile net loss:
Depreciation and amortization	14,454	6,789
Stock issued for services	-	15,000
Stock based compensation	904,262	837,564
Impairment loss on inventory	-	25,923
Loss on deposit cancellation	57,795	-
Loss on derivative liability	487,658	500,000
Changes in assets and liabilities:
Accounts receivable	4,361	1,357
Deposits	999	37,758
Inventory	33,341	15,456
Accounts payable	(13,215)	(14,834)
Other accruals	126,301	83,380

Net cash used by operating activities	(295,355)	(360,494)

Cash flows from investing activities:
Fixed assets	(2,570)	(2,040)

Net cash used by investing activities	(2,570)	(2,040)

Cash flows from financing activities:
Borrowings on notes payable	266,250	500,000

Net cash provided by financing activities	266,250	500,000

Increase (decrease) in cash	(31,675)	137,466

Cash, beginning of period	56,121	4,864

Cash, end of period	$ 24,446	$ 142,330

Supplemental disclosure of cash flow information:
Interest paid	$ 15	$ 302

Non-cash investing and financing activities:
Stock issued for note and interest conversion	$ 219,445	$ -
Stock issued for accrued liability	$ -	$ 15,000

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2015.

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

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six (6) months ended June 30, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013, respectively, which are included in the Company’s December 31, 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 20, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six (6) months ended June 30, 2015 are not necessarily indicative of results for the entire year ending December 31, 2015.

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

Going Concern

The Company has not generated positive cash flows since inception and has recognized approximately $12 million in net operating losses, which raises doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon achieving positive cash flow from operations and obtaining additional external financing to fund ongoing operations.

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

In April 2015, the FASB issued ASU 2015-3, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Technology Acquisition

The technology supporting the Company’s products (“Technology Acquisition”) was obtained from its founders and their related companies.

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

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

The Company’s technology rights also include the assignment of patents which included U.S. Patent No. 7,272,947, U.S. Patent 7,886,557, PCT Patent Application No. PCT/US/2005/031948, and all patents and patent applications throughout the world, including any divisions, reissues or continuations. U.S. Patent 7,886,557 represents a patent derived from U.S. Patent No. 7,272,947 or an improvement to the U.S. Patent No. 7,272,947.  These patents are associated with our Model 2500 product.  Also, the Company has additional shared patent and license rights which were clarified on February 14, 2013.

On February 14, 2013, AWG International, Inc. assigned the G2 patent assets to the inventors, Rae Anderson and Keith White.  Thereafter, Keith White, as co-inventor, assigned the G2 patent assets to AWG International, Inc. As a result of these assignments, AWG International, Inc. and Rae Anderson each own a one-half undivided interest in the G2 patent assets.

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

Warranty Expense

In 2014, the Company established a product warranty reserve, set at five percent (5%) of sales. For the quarter ending June 30, 2015, the Company charged $702 to the expense line Sales Reserve and increased the corresponding liability - Product Warranty Reserve in the same amount.  At June 30, 2015 and December 31, 2014, there was a balance of $2,734 and $1,800, respectively in the product warranty reserve account which is shown in accrued liabilities. Additionally, during the quarter ended June 30, 2015, the Company charged $3,160 to the expense line warranty expense shown under other general and administrative expense.

NOTE 2:  DEPOSITS ON PRODUCT

At June 30, 2015 and December 31, 2014, there was a balance of $24,936 and $74,170, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.  Effective June 15, 2015, the Company entered into a product supply agreement with the Korean contract manufacturer.  In exchange for the rights for sub-assembly of Atmospheric Water Generators (Product) worldwide by the Company, the Company agreed to pay the manufacturer a royalty of 8% on Product purchased.  In addition, the Company agreed to cancel a past debt obligation of $57,795 and treat it as a one time settlement charge to change the contractual relationship and the deposit cancellation is shown under the other income (expense) category.

NOTE 3:  INVENTORY

At June 30, 2015 and December 31, 2014, the Inventory balance was $29,356 and $62,697, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company maintains a small inventory of Model 2500 units and an inventory of filters that are used both in the manufacture of new units and as replacements in previously sold units.  The inventory represents inventory held for sale.

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

NOTE 4:  FIXED ASSETS

At June 30, 2015 and December 31, 2014, the net Fixed Assets balance was $44,005 and $51,692, respectively.  The Company purchases demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of June 30, 2015 and December 31, 2014, the Company has recognized $20,113 and $9,856, respectively, of accumulated depreciation.  As of June 30, 2015 and 2014, the Company recognized $10,257 and $5,436 for depreciation expenses, respectively.

NOTE 5:  ACCRUED LIABILITIES

At June 30, 2015 and December 31, 2014, the Accrued Liabilities balance was $401,541 and $280,110, respectively.  The Company accrues unpaid wages, consulting costs and unpaid interest in Accrued Liabilities.

NOTE 6:  CONVERTIBLE NOTES PAYABLE

On March 21, 2014, the Company entered into a financing transaction with an accredited investor (“Lender”) under which the Company intends to borrow up to Nine Hundred Thousand ($900,000) Dollars.  The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year.  The maturity date is eighteen (18) months from the date of borrowing, when principal sum, unpaid interest and any applicable fees and costs will be due and payable.  This note is referred to as Note A in the table below.

The Lender has loaned the Company $900,000 through March 31, 2015.  On October 6, 2014, The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 common shares.  Additionally, on April 9, 2015, the Lender converted $40,000 of the outstanding principal and associated interest into 4,728,152 common shares.  Again on June 11, 2015 the Lender converted $30,000 of the outstanding principal and associated interest into 4,401,826 common shares. The outstanding principal on this Note is $765,000 and $735,000, at June 30, 2015 and December 31, 2014, respectively.  The current portion of this note payable is $665,000 and $435,000, at June 30, 2015 and December 31, 2014, respectively.  The Lender has the right, at any time, at its election, to convert all or part of the Note amount into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.04 per share of common stock, (b) fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the effective date.

Under the agreement the Lender has limited the conversion of debt into shares such that the lender will never beneficially own more than 4.99% unless the Company is appropriately notified 61 days in advance of a conversion of the debt beyond the 4.99% holding limits.

On March 27, May 6, and June 18, 2015, the Company entered into three financing transactions with an accredited investor ("Lender) which loaned the Company $48,500, $43,000 and $38,000, respectively, on three separate convertible promissory notes totaling $129,500.  The current portion of the notes payable is $129,500 and $-0-, at June 30, 2015 and December 31, 2014, respectively. The notes mature on December 3, 2015, February 8, 2016 and March 20, 2016, respectively (the "Maturity Dates") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares after 180 days.  The conversion price will be variable and based on a 42% discount to the market price.  The market price will be the average lowest five trading prices for the common stock during the ten day trading period ending on the latest complete trading day prior to conversion.  The Lender has limited its ability to convert the debt into common shares to no more than 4.99% of the Company’s outstanding common stock.  The Lender can waive this limitation upon 61 days advance notice.  This note is referred to as Note B in the table below.

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

On May 27, 2015, the Company entered into a financing transaction with an accredited investor ("Lender) which loaned the Company $36,750 on a convertible promissory note.  The current portion of the note payable is $36,750 and $-0-, at June 30, 2015 and December 31, 2014, respectively. The note matures on May 27, 2016 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 40% discount to the market price.  The market price will be the average of the two lowest closing prices for the common stock during the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company.  This note is referred to as Note C in the table below.

CONVERTIBLE NOTES PAYABLE

		Current		Current
	Payable	Portion	Payable	Portion
Description	at 6/30/15	at 6/30/15	at 12/31/14	at 12/31/14
Note A	$ 765,000	$ 665,000	$ 735,000	$ 435,000
Note B	129,500	129,500	-	-
Note C	36,750	36,750	-	-

	$ 931,250	$ 831,250	$ 735,000	$ 435,000

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.   As of June 30, 2015, the stock pricing feature which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 79,950,096 shares.  The Company has calculated the value of this additional liability to be $2,158,653 and has recognized a change of earnings for the effect of such a conversion through June 30, 2015.  Additionally, the conversion feature on the March 27, 2015, May 6, 2015, May 27, 2015 and June 18, 2015 Notes would have increased the stock necessary to settle the conversion feature on this Note to approximately 10,340,000 shares.  The Company has calculated the value of this additional liability to be $279,173 and has recognized a change of earnings for the effect of such a conversion through June 30, 2015.  Total derivative liability was $2,437,826 and $2,091,731, as of June 30, 2015 and December 31, 2014, respectively.  As of June 30, 2015, the derivative liability is classified as $2,196,057 under current liabilities and $241,769 under long-term liabilities.  As of December 31, 2014, the derivative liability is classified as $1,192,287 under current liabilities and $899,444 under long-term liabilities.

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

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

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

NOTE 8:  RELATED PARTY TRANSACTIONS

The technology behind the Company’s products, (“Technology Acquisition”) was acquired through an exclusive Irrevocable Patent Assignment.  See discussion Note 1 – Technology Acquisition and Note 7 – Commitments and Contingencies.

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

Using the Black-Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year vesting term of the options.  The estimated annual expense to the Company associated with these options as of June 30, 2015 is:

2015 $ 314,012
2016 $ 334,637
2017 $ 24,059

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

As of June 30, 2015, 20,726,064 of these stock options had vested and were exercisable at an average exercise price of $0.18.  As of June 30, 2015, 5,138,125 were expected to be vested over the next four years.

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

On March 21, 2014, Jeff Mitchell, Chief Financial Officer and Secretary and the Company entered into a separation agreement whereby Mr. Mitchell resigned his executive officer positions.  On March 21, 2014, the Board of Directors approved a separation agreement with Jeff Mitchell.  The separation agreement provides for the payment of $43,750 of unpaid executive compensation, and a termination fee of $87,500, payment of health insurance premiums and reimbursement of cell phone expenses.  See the Form 8K filed on March 21, 2014 for additional information.  On March 21, 2014, the Board of Directors nominated and appointed Jeff Mitchell to fill a vacancy on the Board of Directors.  On July 6, 2015, Jeff Mitchell tendered his resignation as a member of the Board of Directors effective June 30, 2015. Stock options for Jeff Mitchell vest through June 30, 2015.  Any unexercised stock options for Jeff Mitchell will expire 90 days past June 30, 2015.

NOTE 9:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the six months and year ending June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
Warrants outstanding at beginning of period	1,340,000	2,340,000
Issued	-	-
Cancelled	-	(1,000,000)
Exercised	-	-
Warrants outstanding at end of period	1,340,000	1,340,000

A detail of warrants outstanding on June 30, 2015 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000	2/1/2017

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

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

The Cancellation Agreement with Keith White, Robb Perkinson and CanAmera  entitled them to receive a prorated return of a portion of the cancelled shares if the Private Placement had not raised a minimum of $1,200,000.  The private placement raised $970,000 through the end date of June 30, 2014. As a result, the Company reissued 5,300,000 common shares and returned to Keith White and CanAmera these shares which were restored to the issued and outstanding capital stock at current market value.  The stock was reissued on September 12, 2014.

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

On April 9, 2015, the Company issued 4,728,152 common shares at $0.00935 per share representing a partial conversion of $40,000 of the principal amount, plus $4,208.22 of accrued interest on the $900,000 Promissory Note described Note 6.

On June 11, 2015, the Company issued 4,401,826 common shares at $0.00765 per share representing a partial conversion of $30,000 of the principal amount, plus $3,673.97 of accrued interest on the $900,000 Promissory Note described Note 6.

Summary Equity Table June 30, 2015
Authorized:	100,000,000 preferred shares
500,000,000 common shares
Issued and outstanding:	145,776,948 common shares

NOTE 11:  INCOME TAXES

The Company is subject to taxation in the U.S. and the state of Washington.  At June 30, 2015 and December 31, 2014, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $3,060,000 and $2,577,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $9,000,000, which expire in the year 2034.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $3,060,000 and $2,577,000 has been established at June 30, 2015 and December 31, 2014, respectively.

The significant components of the Company’s net deferred tax assets at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Net operating loss carry forwards	$9,000,000	$7,580,000
Deferred tax asset	$3,060,000	$2,577,000
Deferred tax asset valuation allowance	(3,060,000)	(2,577,000)
Net deferred tax asset	$-	$-

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2015, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at June 30, 2015 and December 31, 2014, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2014.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2009.  The Company is current on its federal and state tax returns.

NOTE 12:  LICENSE AGREEMENT

On May 28, 2015, the Company granted an Exclusive License Agreement to Pacific Air Well, Inc. a California corporation. This agreement was entered into in the ordinary course of business with a view toward promoting sales of the Commercial Ambient Water 400 units in the State of California.  The license is limited to the geographic boundaries of the State of California.

The agreement provides an opportunity for Pacific Air Well, Inc., a startup enterprise, to sell the commercial units in California.  The agreement requires Pacific to sell at least $1,000,000 of products or alternatively pay Ambient no less than $200,000 in product sales royalties during the first year of the contract.  During year one, Pacific Air Well will be required to pay royalty fees amounting to Twenty (20%) of total product sales which is the equivalent of no less than $200,000.  If Pacific Air’s sales amount to less than $250,000 per quarter in the first year, it will be required to pay at least $50,000 in quarterly royalties.  Currently, the Company will not accrue any revenues with this agreement, but will recognize revenues when earned and receivable.

Beginning in the second year, in order to extend the license agreement, Pacific Air Well will be required to pay Ambient a license fee of $200,000 over four quarters.  During Year two, the product royalties will increase to Twenty-five (25%) of product sales.  If Pacific fails to pay Ambient the $200,000 in royalties during year one or the $2,000,000 during year two, the exclusive license agreement will be terminated.

If Pacific complies with the requirements during the first two years, the exclusive license agreement will run the terms of the underlying intellectual property patents supporting the license agreement.

AMBIENT WATER CORPORATION

Condensed Notes to Interim Consolidated Financial Statements

NOTE 13:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to June 30, 2015, identifying those that are required to be disclosed as follows:

On July 23, 2015, the Company entered into a financing transaction with an accredited investor ("Lender) which loaned the Company $100,000 on a convertible promissory note. The note matures on July 23, 2016 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Ten (10%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 40% discount to the market price.  The market price will be the average of the four lowest trades, tossing out the lowest of the four, for the common stock during the twenty prior trading days to the date of conversion.

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

The Ambient Water 400 was placed into field trial testing in the fourth quarter of 2014. The Company anticipates publishing the results of 3rd party testing/validation in the near future.  The unit has been moved to California for marketing assistance to Pacific Air Well, Inc., presently our exclusive product licensee for the Model 400 in California.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been minimal.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the quarter ending June 30, 2015, we had $13,729 revenue compared to $16,489 revenue for the quarter ending June 30, 2014.   We believe that the revenue decline was due to several factors: 1) The relatively slow adoption rate of customers purchasing this new and not inexpensive technology, and 2) The shift in emphasis by the Company from the consumer product line to more focus on the commercial and industrial equipment.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, executive compensation, administrative payroll and legal fees associated with patent maintenance.

For the quarter ending June 30, 2015, we had $532,175 in general and administrative expenses compared with $612,797 for the quarter ending June 30, 2014.  This decrease of $80,622 in general and administrative expenses was primarily the result of professional fees decreasing in the amount of $24,921, stock option compensation (non-cash) decreasing $39,271, impairment loss on inventory decreasing in the amount of $25,923, travel fees increasing in the amount of $10,781 and other general and administrative operating costs decreasing by $1,288.

Professional fees for the quarters ending June 30, 2015 and June 30, 2014 were $70,624 and $95,545, respectively.  The $24,921 decrease was due to legal and Intellectual property expenses increasing by $34,468, accounting and auditing fees decreasing by $7,815, consulting fees decreasing by $71,003 and other professional fees increasing by $19,429.

Executive compensation for the quarter ending June 30, 2015 and June 30, 2014 was $87,500 and $87,500, respectively.  There was no change in this category for the quarters ending June 30, 2015 and 2014, respectively.

The legal and intellectual property expenses for the quarter ending June 30, 2015 and June 30, 2014 were $4,574 and $2,887, respectively.    The $1,687 increase for the quarter ending June 30, 2015 was primarily related to higher ongoing maintenance fees and expenses to maintain the Company’s patent portfolio in the current quarter ended June 30, 2015.

The stock option compensation (non-cash) expenses for the quarters ending June 30, 2015 and June 30, 2014 were $321,719 and $360,990, respectively.  The $39,271 decrease was related to a decrease in stock compensation  to a former consultant of $23,333 and a decrease in stock compensation to a former executive and a former employee of $15,938.

The Company’s travel expenses for the quarters ending June 30, 2015 and June 30, 2014 were $13,450 and $2,669, respectively.  The $10,781 increase was primarily related to more travel in the quarter ending June 30, 2015.

The other general and administrative operating costs for the quarters ending June 30, 2015 and June 30, 2014 were $38,882 and $40,170, respectively.  The $1,288 decrease was related to a decrease in employee benefits of $3,182, and other increases of $1,894.

During the quarter ending of June 30, 2015, the Company recognized a derivative valuation charge of $204,175 related to the conversion value of new debt acquired during the quarter.  Additionally, the Company recognized a derivative valuation charge of $100,839 related to the conversion value of the debt entered into through March 2015. (See Note 6 in the financial statements).

Liquidity and Capital Resources

As of June 30, 2015, we had $24,446 cash, total current assets of $85,995, total current liabilities of $3,442,573 and total stockholders' deficit of $3,635,478, compared to $56,121 cash, total current assets of $214,166, total current liabilities of $1,934,337, and total stockholders' deficit of $2,847,875 as of December 31, 2014.

The Company experienced negative cash flow used by operations during the six months ended June 30, 2015 of $295,355 compared to the six months ended June 30, 2014 of $360,494.  The Company experienced negative cash flows of $2,570 from investing activities for the six months ended June 30, 2015 compared to negative cash flows from investing activity of $2,040 for the six months ended June 30, 2014.  The Company experienced positive cash flows from financing activities of $266,250 for the six months ended June 30, 2015 compared to positive cash flows from financing activity of $500,000 for the six months ended June 30, 2014.  During the six months ended June 30, 2015, the Company raised $266,250 through four convertible notes payable described in Note 6-- Convertible Notes Payable-- in the Company’s financial statements.

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

At June 30, 2015, the Company had 1,340,000 outstanding warrants with an exercise price of $0.03.  If the 1,340,000 vested warrants were exercised, $40,200 would be paid to support ongoing capital needs. The Company cannot be assured that the warrant holder will exercise any warrants.  There are no warrants subject to the Company’s call.

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

During the quarter ended June 30, 2015, the Company raised no money through the sale of equity.

Additionally, in March 2014, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $900,000, ("Loan").   Through June 30, 2015, the Company owed Seven Hundred and sixty five thousand ($765,000) Dollars on the Note.  The Lender has the right to convert all or part of the Loan amount into common shares. (See Note 6 in the financial statements).

On March 27, May 6 and June 18, 2015, the Company borrowed $48,500, $43,000 and $38,000, respectively, from a  second accredited investor. (See Note 6 in the financial statements)

On May 27, 2015, the Company borrowed $36,750, from a third accredited investor. (See Note 6 in the financial statements)

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

At June 30, 2015, the Company has net operating loss carry forwards of approximately ($9,000,000), which will expire in 2034 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2015, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

During 2014, the Company entered into a Convertible Promissory Note which included a conversion clause which was deemed to be a derivative liability.  As of June 30, 2015 the estimated effect upon the fair market conversion of the outstanding balance on the note of $765,000 was approximately $2,158,653 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement.

In March, May and June 2015, the Company entered into three different Convertible Promissory Notes with a different accredited investor which included conversion clauses which was deemed to be a derivative liability.  As of June 30, 2015 the estimated effect upon the fair market conversion of the outstanding balance on the note of $129,500 was approximately $219,444 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement

During May 2015, the Company entered into a Convertible Promissory Note with a different accredited investor which included a conversion clause which was deemed to be a derivative liability.  As of June 30, 2015 the estimated effect upon the fair market conversion of the outstanding balance on the note of $36,750 was approximately $59,729 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of June 30, 2015 and December 31, 2014.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2015 and December 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

Contracts in Entity’s Own Equity

In March 2014, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of June 30, 2015, the value of the stock necessary to settle the contract was $2,158,653.

In the first and second quarters of 2015, the Company entered in a different financing transaction involving three separate convertible notes with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of June 30, 2015, the value of the stock necessary to settle the contract was $219,444.

In the second quarter of 2015, the Company entered in a different financing transaction involving a separate convertible note with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of June 30, 2015, the value of the stock necessary to settle the contract was $59,729.

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

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

Partial Conversion of Promissory Note into Common Shares:

On April 9, 2015, the Company issued 4,728,152 common shares at $0.00935 per share representing a partial conversion of $40,000 of the principal amount, plus $4,208.22 of accrued interest on the $900,000 Promissory Note described Financial Statement Note 6.

 On June 11, 2015, the Company issued 4,401,826 common shares at $0.00765 per share representing a partial conversion of $30,000 of the principal amount, plus $3,673.97 of accrued interest on the $900,000 Promissory Note described Financial Statement Note 6.

Creation of a Direct Financial Obligation:

On July 27, 2015, the Company executed a financing transaction dated July 23, 2015 with an accredited investor ("Lender) which loaned the Company $100,000 on a convertible promissory note. The note matures on July 23, 2016 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Ten (10%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 40% discount to the market price.  The market price will be the average of the four lowest trades, tossing out the lowest of the four, for the common stock during the twenty prior trading days to the date of conversion.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 31, 2015

Ambient Water Corporation

(Registrant)

           /s/ Keith White

/s/ Keith White

By:________________________________

________________________________

           Keith White

Keith White

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)