Form 10-Q
period 2015-09-30
Ambient Water Corp
filed 2015-11-02
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  October 29, 2015 there were 154,448,764 shares of the Company’s common stock were issued and outstanding.

AMBIENT WATER CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2015

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

26

ITEM 1.  LEGAL PROCEEDINGS

26

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

26

ITEM 4.  MINE SAFETY DISCLOSURES

26

ITEM 5.  OTHER INFORMATION

26

ITEM 6.  EXHIBITS

28

SIGNATURES

29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMBIENT WATER CORPORATION Consolidated Balance Sheets As of September 30, 2015 and December 31, 2014

	September 30, 2015
	(unaudited)	December 31, 2014

ASSETS
Current assets
Cash	$ 6,239	$ 56,121
Accounts receivable	2,734	5,051
Deposit on product (Note 2)	45,358	74,170
Inventory (Note 3)	2,136	62,697
Prepaid asset	3,417	16,127

Total current assets	59,884	214,166

Fixed assets (Note 4)	38,706	51,692

Other assets
Technology acquisition (Note 1)	20,984	27,280

Total assets	$ 119,574	$ 293,138

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 22,886	$ 26,940
Accrued liabilities (Note 5)	479,036	280,110
Notes payable - current portion (Note 6)	966,762	435,000
Derivative liability - current portion (Note 6)	2,183,996	1,192,287

Total current liabilities	3,652,680	1,934,337

Notes payable (Note 6)	-	300,000
Accrued interest	-	7,232
Derivative liability (Note 6)	-	899,444

Total long-term liabilities	-	1,206,676

Total liabilities	3,652,680	3,141,013

Commitments & contingencies (Note 7)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001, 100,000,000 shares authorized no shares issued or outstanding at June 30, 2015 and December 31, 2014, respectively (Note 10)	-	-
Common stock, par value $0.001, 500,000,000 shares authorized,150,189,972 and 129,941,970 shares issued and outstanding at September 30, 2015 and December 31, 2014 respectively (Note 10)	150,190	129,942
Paid-in-capital	8,255,706	6,818,278
Retained deficit	(11,939,002)	(9,796,095)
Total shareholders' deficit	(3,533,106)	(2,847,875)

Total liabilities and shareholders' deficit	$ 119,574	$ 293,138

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Operations For the three and nine months ended September 30, 2015 and 2014

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ 80,127	$ 14,507	$ 124,173	$ 76,090
Cost of sales	46,487	8,315	73,116	47,088

Gross profit	33,640	6,192	51,057	29,002

GENERAL & ADMINISTRATIVE EXPENSES:
Travel & entertainment	13,415	1,671	35,994	8,673
Professional fees	60,354	35,433	188,545	156,391
Executive compensation	87,500	87,500	262,500	393,750
Stock option compensation (non-cash)	157,006	518,497	1,061,268	1,356,060
Impairment loss on inventory	-	-	-	25,923
Other	56,333	53,862	170,811	138,931

Total General & Administrative Expenses	374,608	696,963	1,719,118	2,079,728

Operating loss	(340,968)	(690,771)	(1,668,061)	(2,050,726)

OTHER INCOME(EXPENSE):
Finance charge	-	(30)	(15)	(332)
Interest and penalties	(33,839)	(13,753)	(72,588)	(22,384)
Loss on deposit cancellation	-	-	(57,795)	-
Gain (loss) on derivative instruments	143,210	(1,250,000)	(344,448)	(1,750,000)
Net loss before income taxes	(231,597)	(1,954,554)	(2,142,907)	(3,823,442)
Income taxes	-	-	-	-
Net loss	$ (231,597)	$ (1,954,554)	$ (2,142,907)	$ (3,823,442)

Net loss per common share:
Basic and fully diluted	$ (0.00)	$ (0.02)	$ (0.02)	$ (0.03)

Weighted average number of common shares:
Basic and fully diluted	147,407,848	119,109,962	141,297,669	117,246,548

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Cash Flows For the nine months ended September 30, 2015 and 2014

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (2,142,907)	$ (3,823,442)
Adjustments to reconcile net loss:
Depreciation and amortization	21,852	10,291
Stock issued for services	-	15,000
Stock based compensation	1,061,268	1,356,060
Impairment loss on inventory	-	25,923
Loss on deposit cancellation	57,795	-
Loss on derivative liability	344,448	1,750,000
Changes in assets and liabilities:
Accounts receivable	2,317	2,073
Deposits	(16,273)	(11,956)
Inventory	60,561	24,697
Accounts payable	(4,054)	(5,184)
Other accruals	207,919	84,137

Net cash used by operating activities	(407,074)	(572,401)

Cash flows from investing activities:
Fixed asset purchases	(2,570)	(2,808)

Net cash used by investing activities	(2,570)	(2,808)

Cash flows from financing activities:
Borrowings on notes payable	359,762	700,000

Net cash provided by financing activities	359,762	700,000

Increase (decrease) in cash	(49,882)	124,791

Cash, beginning of period	56,121	4,864

Cash, end of period	$ 6,239	$ 129,655

Supplemental disclosure of cash flow information:
Interest paid	$ 15	$ 332

Non-cash investing and financing activities:
Stock issued for note and interest conversion	$ 396,408	$ -
Stock issued for accrued liability	$ -	$ 15,000

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

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

Ambient Water Corporation (“AWGI” or “the Company”), designs and sells Atmospheric Water Generation products.  These products harvest water from the humidity in the atmosphere to produce pure drinkable water.  AWGI utilizes contract manufacturers to assemble its products.  The Company markets and sells its products through a network of domestic and international distributors with clearly identified geographic territories.  AWGI is one of the pioneers of atmospheric water generation technology for extracting water from humidity in the air. Drawing from the renewable ocean of water vapor in the air that we breathe, our patented technology cost effectively transforms humidity into an abundant source of clean water near the point of use. Our scalable and modular systems can be configured for a number of water-sensitive applications ranging from oil and gas exploration to drought relief to vertical farming. Our systems can also be configured to produce high quality drinking water for homes, offices, and communities.

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2015.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the nine (9) months ended September 30, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

AMBIENT WATER CORPORATION

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

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

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

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

The Company is reviewing the effects of following recent updates.  The Company has no expectation that any of these items will have a material effect upon the financial statements.

•

Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

•

Update 2015-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)

•

Update 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

•

Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory

•

Update 2015-08—Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115  (SEC Update)

•

Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

AMBIENT WATER CORPORATION

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

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

Warranty Expense

In 2014, the Company established a product warranty reserve, set at five percent (5%) of sales. For the quarter ending September 30, 2015, the Company charged $4,164 to the expense line Sales Reserve and increased the corresponding liability - Product Warranty Reserve in the same amount.  At September 30, 2015 and December 31, 2014, there was a balance of $6,898 and $1,800, respectively in the product warranty reserve account which is shown in accrued liabilities. Additionally, during the quarter ended September 30, 2015, the Company charged $2,111 to the expense line warranty expense shown under other general and administrative expense.

NOTE 2:  DEPOSITS ON PRODUCT

At September 30, 2015 and December 31, 2014, there was a balance of $45,358 and $74,170, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.  Effective June 15, 2015, the Company entered into a product supply agreement with the Korean contract manufacturer.  In exchange for the rights for sub-assembly of Atmospheric Water Generators (Product) worldwide by the Company, the Company agreed to pay the manufacturer a royalty of 8% on Product purchased.

NOTE 3:  INVENTORY

At September 30, 2015 and December 31, 2014, the Inventory balance was $2,136 and $62,697, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company strives to maintain a small inventory of Model 2500 units and an inventory of filters that are used both in the manufacture of new units and as replacements in previously sold units.  In this quarter, sales exceeded expectations resulting in a zero local inventory of Model 2500 units by the end of the period..

AMBIENT WATER CORPORATION

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

NOTE 4:  FIXED ASSETS

At September 30, 2015 and December 31, 2014, the net Fixed Assets balance was $38,706 and $51,692, respectively.  The Company purchases demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of September 30, 2015 and December 31, 2014, the Company has recognized $25,418 and $9,856, respectively, of accumulated depreciation.  As of September 30, 2015 and 2014, the Company recognized $15,556 and $5,436 for depreciation expenses, respectively.

NOTE 5:  ACCRUED LIABILITIES

At September 30, 2015 and December 31, 2014, the Accrued Liabilities balance was $479,036 and $280,110, respectively.  The Company accrues unpaid wages, consulting costs and unpaid interest in Accrued Liabilities.

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

The Lender has loaned the Company $900,000 through March 31, 2015.  On October 6, 2014, The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 common shares.  Additionally, on April 9, 2015, the Lender converted $40,000 of the outstanding principal and associated interest into 4,728,152 common shares.  Again on June 11, 2015 the Lender converted $30,000 of the outstanding principal and associated interest into 4,401,826 common shares. Also, on August 28, 2015 the Lender converted $58,000 of the outstanding principal and associated interest into 4,413,024 common shares. The outstanding principal on this Note is $707,000 and $735,000, at September 30, 2015 and December 31, 2014, respectively.  The current portion of this note payable is $707,000 and $435,000, at September 30, 2015 and December 31, 2014, respectively.  The Lender has the right, at any time, at its election, to convert all or part of the Note amount into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.04 per share of common stock, (b) fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the effective date.

Effective September 21, 2015, we amended our $900,000 note dated March 21, 2014.  The following terms were amended:

Section 1 of the Note is hereby revised and restated in its entirety as follows:

1. Maturity Date. The Maturity Date is eighteen (18) months from the Effective Date of each payment of Consideration (the “Maturity Date”) and is the date upon which the Principal Sum of this Note and unpaid interest and fees (the “Note Amount”) shall be due and payable. The Maturity Date is hereby extended, and the Note Amount is payable upon demand by the Lender, but in no event later than sixty (60) months from the Effective Date (the ”Extended Maturity Date”). The Lender shall provide the Borrower with ten (10) days written notice to make a demand for payment (the “Demand Payment Date”), and the Demand Payment Date shall be considered to be the Extended Maturity Date.

AMBIENT WATER CORPORATION

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

Section 6 of the Note is hereby revised and restated in its entirety as follows:

6.  Payment. The Borrower may not prepay this Note prior to the Maturity Date or the Extended Maturity Date. Within six (6) days prior to the Maturity Date or Extended Maturity Date, the Borrower shall provide the Lender with a written notice to pay the Note Amount on the Maturity Date or Extended Maturity Date. Within three (3) days of receiving written notice, the Lender shall elect to either (a) accept payment of the Note Amount or (b) convert any part of the Note Amount into shares of Common Stock. If the Lender elects to convert part of the Note Amount into shares of Common Stock, then the Borrower shall pay the remaining balance of the Note Amount by the Maturity Date or Extended Maturity Date.” The Borrower may not prepay this Note prior to the Maturity Date or the Extended Maturity Date.”

Section 11 of the Note is hereby revised and restated in its entirety as follows:

11. Remedies.  In the event of any default, the Note Amount shall become immediately due and payable at the Mandatory Default Amount. The Mandatory Default Amount shall be 150% of the Note Amount. Commencing five (5) days after the occurrence of any event of default that results in the eventual acceleration of this Note, the interest rate on the Mandatory Default Amount shall accrue at a default interest rate equal to the lesser of ten percent (10%) per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Lender need not provide, and the Borrower hereby waives, any presentment, demand, protest or other notice of any kind, and the Lender may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. While the Mandatory Default Amount is outstanding and default interest is accruing, the Lender shall have all rights as a holder of this Note until such time as the Lender receives full payment pursuant to this paragraph, or has converted all the remaining Mandatory Default Amount and any other outstanding fees and interest into Common Stock under the terms of this Note. In the event of any default and at the request of the Lender, the Borrower shall file a registration statement with the SEC to register all shares of Common Stock issuable upon conversion of this Note that are otherwise not eligible to have their restrictive transfer legend removed under Rule 144 of the Securities Act. Nothing herein shall limit Lender’s right to pursue any other remedies available to it at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief with respect to the Borrower’s failure to timely deliver certificates representing shares of Common Stock upon conversion of this Note as required pursuant to the terms hereof. The Borrower may only pay the full balance of the Mandatory Default Amount, and may not make partial payments unless agreed upon by the Lender. If the Borrower desires to pay the Mandatory Default Amount, then the Borrower shall provide the Lender with six (6) days prior written notice of payment. Within three (3) days of receiving written notice, the Lender shall elect to either (a) accept payment, or (b) convert any part of the payment into shares of Common Stock. If the Lender elects to convert part of the payment into shares of Common Stock, then the Borrower shall pay the remaining balance of the Mandatory Default Amount.”

The effect of the Addendum is that the Note will remain in full force and effect except as specifically modified by the Addendum.  In the event of a conflict between the Addendum and the Note, the terms of the Addendum will govern.

Under the agreement the Lender has limited the conversion of debt into shares such that the lender will never beneficially own more than 4.99% unless the Company is appropriately notified 61 days in advance of a conversion of the debt beyond the 4.99% holding limits.

On March 27, May 6, and June 18, 2015, the Company entered into three financing transactions with an accredited investor ("Lender) which loaned the Company $48,500, $43,000 and $38,000, respectively, on three separate convertible promissory notes totaling $129,500.  The current portion of the notes payable is $129,500 and $-0-, at September 30, 2015 and December 31, 2014, respectively. The notes mature on December 3, 2015, February 8, 2016 and March 20, 2016, respectively (the "Maturity Dates") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares after 180 days.  The conversion price will be variable and based on a 42% discount to the market price.  The market price will be the average lowest five trading prices for the common stock during the ten day trading period ending on the latest complete trading day prior to conversion.  The Lender has limited its ability to convert the debt into common shares to no more than 4.99% of the Company’s outstanding common stock.  The Lender can waive this limitation upon 61 days advance notice.  This note is referred to as Note B in the table below.

AMBIENT WATER CORPORATION

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

On May 27, 2015, the Company entered into a financing transaction with an accredited investor ("Lender) which loaned the Company $36,750 on a convertible promissory note.  The current portion of the note payable is $36,750 and $-0-, at September 30, 2015 and December 31, 2014, respectively. The note matures on May 27, 2016 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 40% discount to the market price.  The market price will be the average of the two lowest closing prices for the common stock during the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company.  This note is referred to as Note C in the table below.

On July 27, 2015, the Company executed a financing transaction dated July 23, 2015 with an accredited investor ("Lender) which loaned the Company $100,000 on a convertible promissory note less an original issue discount (OID) of $8,000.  The OID has an unamortized balance of $6,488 at September 30, 2015.  The current portion of the note payable (net of OID) is $93,512 and $-0-, at September 30, 2015 and December 31, 2014, respectively.  The note matures on July 23, 2016 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Ten (10%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 40% discount to the market price.  The market price will be the average of the four lowest trades, tossing out the lowest of the four, for the common stock during the twenty prior trading days to the date of conversion.  The note is referred to as Note D in the table below.

CONVERTIBLE NOTES PAYABLE

		Current		Current
	Payable	Portion	Payable	Portion
Description	at 9/30/15	at 9/30/15	at 12/31/14	at 12/31/14
Note A	$ 707,000	$ 707,000	$ 735,000	$ 435,000
Note B	129,500	129,500	-	-
Note C	36,750	36,750	-	-
Note D	93,512	93,512
	$ 966,762	$ 966,762	$ 735,000	$ 435,000

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.   As of September 30, 2015, the stock pricing feature for Note A above which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 60,706,743 shares.  The Company has calculated the value of this additional liability to be $1,705,859 and has recognized a change of earnings for the effect of such a conversion through September 30, 2015.  Additionally, the conversion feature on the March 27, 2015, May 6, 2015, May 27, 2015, June 18, 2015, and July 23, 2015 Notes would have increased the stock necessary to settle the conversion feature on this Note to approximately 17,036,000 shares.  The Company has calculated the value of this additional liability to be $478,137 and has recognized a change of earnings for the effect of such a conversion through September 30, 2015.  Total derivative liability was $2,183,996 and $2,091,731, as of September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015, the derivative liability is classified as $2,183,996 under current liabilities and $-0- under long-term liabilities.  As of December 31, 2014, the derivative liability is classified as $1,192,287 under current liabilities and $899,444 under long-term liabilities.

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

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

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

On September 18, 2015, Ambient Water Corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with accredited investor, River North Equity, LLC (“River North”). Under the Purchase Agreement, the River North has agreed to purchase from the Company up to an aggregate of $5 million worth of shares of common stock, par value $0.001 per share (“Common Stock”), of the Company, from time to time, subject to limitations.

In accordance with the Registration Rights Agreement, the Company has agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of Common Stock that may be issued to River North under the Purchase Agreement.   We will not be registering 100% of the registerable securities under the Purchase Agreement.  We will be subject to a registration cap which will not exceed 30% of our issued and outstanding common shares, less any shares held by Affiliates of the Company, under Registration Rights Agreement.  Therefore, the Company has elected to register 20,000,000 common shares which will represent approximately $600,000 Dollars of the $5 Million Dollars under the Purchase Agreement.

Other Agreements:

On February 5, 2013, the Company entered into a new Consulting Agreement with Frontier Mutual, LLC, a limited liability company owned and controlled by Mr. Sodorff’s family members commencing on February 1, 2013. The Company had granted Frontier Mutual 1,500,000 common stock warrants to purchase common shares at $0.03 per share which are exercisable on, or before February 1, 2016.  On December 30, 2013, Frontier exercised 160,000 of these shares leaving 1,340,000 Frontier warrants outstanding. (See Note 9) The Company had also granted Frontier Mutual 1,000,000 $0.03 common stock warrants vesting upon a schedule for product sales. The Consulting Agreement expired on January 31, 2014.  The sales related warrants terminated on August 1, 2014, as no sales were attributable to the Consulting Agreement..  Effective July 1, 2014, the underlying 1,000,000 previously expired warrant shares were reissued to Keith White effectively returning shares which he had provided as underlying warrant shares.  These shares were issued to Keith White on September 12, 2014.

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

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

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

On July 10, 2012, the Board of Directors authorized the issuance of 13,742,000 common stock options to Jeff Stockdale, the Company’s President and Chief Operating Officer and 14,947,000 common stock options to Jeff Mitchell, the Company’s then Chief Financial Officer and Secretary.  These common stock options have an exercise price of $0.18.  Mr. Mitchell’s common stock options expired on October 6, 2015.

On May 1, 2013, the Board of Directors authorized the issuance of 1,500,000 common stock options to Gordon Myers, the Company’s Director of Global Sales and Marketing.  These common stock options had an exercise price of $0.17.  These common stock options expired on August 1, 2014.

On July 22, 2013, the Board of Directors authorized the issuance of 750,000 common stock options to Keith White, the Company’s Chief Executive Officer and Chief Technology Officer, Jeff Stockdale, the Company's President and Chief Operating Officer, and Jeff Mitchell, the Company's then Chief Financial Officer and Secretary, collectively 2,250,000 common stock options.  These common stock options have an exercise price of $0.11.  Mr. Mitchell’s common stock options expired on October 6, 2015.

The options vest over four (4) years.  After one year, one-quarter (25%) of the options vest.  Thereafter, the options vest 6.25% each quarter.  The options have a ten (10) year term.

Using the Black-Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  As of September 30, 2015, 6,574,812 of the original 32,439,000 stock options had expired.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year vesting term of the options.  The estimated annual expense to the Company associated with these options as of September 30, 2015 is:

2015 $ 157,006
2016 $ 334,637
2017 $ 24,059

As of September 30, 2015, 21,678,389 of these stock options had vested and were exercisable at an average exercise price of $0.18.  On October 6, 2015, 10,622,189 of the options vested at September 30, 2015 expired.  As of September 30, 2015, 4,185,801 were expected to be vested over the next four years.

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

On March 21, 2014, Jeff Mitchell, Chief Financial Officer and Secretary and the Company entered into a separation agreement whereby Mr. Mitchell resigned his executive officer positions.  On March 21, 2014, the Board of Directors approved a separation agreement with Jeff Mitchell.  The separation agreement provided for the payment of $43,750 of unpaid executive compensation, and a termination fee of $87,500, payment of health insurance premiums and reimbursement of cell phone expenses.  See the Form 8K filed on March 21, 2014 for additional information.  On March 21, 2014, the Board of Directors nominated and appointed Jeff Mitchell to fill a vacancy on the Board of Directors.  On July 6, 2015, Jeff Mitchell tendered his resignation as a member of the Board of Directors effective June 30, 2015. Stock options for Jeff Mitchell vested through June 30, 2015.  All of Mr. Mitchell's unexercised stock options expired on October 6, 2015.

AMBIENT WATER CORPORATION

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

NOTE 9:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the nine months and year ending September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
Warrants outstanding at beginning of period	1,340,000	2,340,000
Issued	-	-
Cancelled	-	(1,000,000)
Exercised	-	-
Warrants outstanding at end of period	1,340,000	1,340,000

A detail of warrants outstanding on September 30, 2015 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000	2/1/2017

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

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

On December 19, 2013, the Company issued 750,000 common shares to an accredited investor at $0.10 per share.

On December 30, 2013, the holder of Common Stock Purchase Warrants exercised for the purchase of 160,000 common shares at $0.03 per share.

September 30, 2015
Authorized:	100,000,000 preferred shares
500,000,000 common shares
Issued and outstanding:	150,189,972 common shares

AMBIENT WATER CORPORATION

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

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

On April 9, 2015, the Company issued 4,728,152 common shares at $0.00935 per share representing a partial conversion of $40,000 of the principal amount, plus $4,208 of accrued interest on the $900,000 Promissory Note described Note 6.

 On June 11, 2015, the Company issued 4,401,826 common shares at $0.00765 per share representing a partial conversion of $30,000 of the principal amount, plus $3,674 of accrued interest on the $900,000 Promissory Note described Note 6.

On August 28, 2015, the Company issued 4,413,024 common shares at $0.01503 per share representing a partial conversion of $58,000 of the principal amount, plus $8,342 of accrued interest on the $900,000 Promissory Note described Note 6.

NOTE 11:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At September 30, 2015 and December 31, 2014, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $3,200,000 and $2,577,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $9,400,000, which expire in the year 2034.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $3,200,000 and $2,577,000 has been established at September 30, 2015 and December 31, 2014, respectively.

The significant components of the Company’s net deferred tax assets at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Net operating loss carry forwards	$9,400,000	$7,580,000
Deferred tax asset	$3,200,000	$2,577,000
Deferred tax asset valuation allowance	(3,200,000)	(2,577,000)
Net deferred tax asset	$-	$-

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2015, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at September 30, 2015 and December 31, 2014, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2014.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2009.  The Company is current on its federal or state tax returns.

NOTE 12:  LICENSE AGREEMENT

On May 28, 2015, the Company granted an Exclusive License Agreement to Pacific Air Well, Inc. a California corporation. This agreement was entered into in the ordinary course of business with a view toward promoting sales of the Commercial Ambient Water 400 units in the State of California.  The license was limited to the geographic boundaries of the State of California.

On October 26, 2015, the Company and Pacific Air Well, Inc. agreed to terminate Pacific Air Well's May 28, 2015 Exclusive License Agreement.  This was a mutually acceptable course of action based on Pacific Air Well's business development stage.  The Company has offered to designate Pacific Air Well as a non-exclusive distributor of the Ambient product line.

NOTE 13:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to September 30, 2015, identifying those that are required to be disclosed as follows:

On October 1, 2015, the Company issued 779,221 common shares at $0.0154 per share representing a partial conversion of $12,000 of the principal amount on the $48,500 Promissory Note dated March 27, 2015 described in Note 6.

Again, on October 8, 2015, the Company issued 1,111,111 common shares at $0.0135 per share representing a partial conversion of $15,000 of the principal amount on the $48,500 Promissory Note dated March 27, 2015 described in Note 6.

Again, on October 20, 2015, the Company issued 1,470,588 common shares at $0.0102 per share representing a partial conversion of $15,000 of the principal amount on the $48,500 Promissory Note dated March 27, 2015 described in Note 6.

Again, on October 27, 2015, the Company issued 897,872 common shares at $0.0094 per share representing a partial conversion of $6,500 of the principal amount and all interest in the amount of $1,940 on the $48,500 Promissory Note dated March 27, 2015 described in Note 6.

AMBIENT WATER CORPORATION

Notes to Financial Statements

Nine Months Ended September 30, 2015

(Unaudited)

On October 14, 2015, the Company entered into a financing transaction with an accredited investor ("Lender) which loaned the Company $37,100 on a collateralized secured promissory note. The note mature s on August 14, 2016 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Note shall initially be secured by the pledge of the $37,100 8% convertible promissory note issued to the Company by the Lender on even date herewith (the “Lender Note”).

On October 14, 2015, the Company entered into a financing transaction with a second accredited investor ("Lender) which loaned the Company $37,100 on a convertible redeemable promissory note. The note matures on October 14, 2017 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.

On October 26, 2015, the Company and Pacific Air Well, Inc. agreed to terminate Pacific Air Well's May 28, 2015 Exclusive License Agreement.  This was a mutually acceptable course of action based on Pacific Air Well's business development stage.  The Company has offered to designate Pacific Air Well as a non-exclusive distributor of the Ambient product line.

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

Company’s Plans

We began selling the Model 2500 Atmospheric Water Generator in August 2012 to our Philippine distributor.  In 2013, we initiated product sales to our U.S. distributor.   In 2014 we began marketing the Ambient Water 400 as it approached field trial testing. Our Philippine distributor ceased business operations at the end of 2014. We have since signed a Memorandum of Understanding with an Indonesian distributor who is anticipated to continue to service the Philippine market in addition to 9 other Southeast Asia countries.  We are currently in discussions with several additional potential distributors globally. We intend to follow with the introduction of two commercial/industrial products, Ambient Water 20K and Ambient Water Vertical Farming in the near future. Our goal is to generate positive cash flow from product sales to fund operations at the earliest opportunity.

The Ambient Water 400 was placed into field trial testing in the fourth quarter of 2014. The Company anticipates publishing the results of 3rd party testing/validation in the near future.  The unit has been moved to California for marketing assistance to Pacific Air Well, Inc., presently our exclusive product licensee for the Model 400 in California.

The Ambient Water 100 has experienced development delays and will not be actively marketed going forward.

We are actively working to develop a global distributor network, focusing on highly qualified companies with a history of business in the drinking water industry. Currently, we have distributors in the following regions: SE United States, California, Puerto Rico (serving all of Latin America and the Caribbean area), Malaysia, France and UAE. We are pursuing additional potential distributors and have several active agents helping to identify new distributors and customers.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been minimal, but has been building this quarter.  Sales activity for the Model 2500 has increased this quarter and the level of interest in the AW400 appears promising.  Our revenue growth and expense controls this quarter are demonstrating our progress towards a cash flow positive business.  For the quarter ending September 30, 2015, we had $80,127 revenue compared to $14,507 revenue for the quarter ending September 30, 2014. The revenue increase was due to increased demand for the Model 2500.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, executive compensation, administrative payroll and legal fees associated with patent maintenance.

For the quarter ending September 30, 2015, we had $374,608 in general and administrative expenses compared with $696,963 for the quarter ending September 30, 2014.  This decrease of $322,355 in general and administrative expenses was primarily the result of professional fees increasing in the amount of $24,921 stock option compensation (non-cash) decreasing $361,491, travel fees increasing in the amount of $11,744 and other general and administrative operating costs increasing by $2,471.

Professional fees for the quarters ending September 30, 2015 and September 30, 2014 were $60,354 and $35,433, respectively.  The $24,921 increase was due to legal and Intellectual property expenses increasing by $2,036, accounting and auditing fees increasing by $4,301, legal fees increasing by $11,199 and other professional fees increasing by $7,385.

Executive compensation for the quarter ending September 30, 2015 and September 30, 2014 was $87,500 and $87,500, respectively.  There was no change in this category for the quarters ending September 30, 2015 and 2014, respectively.

The legal and intellectual property expenses for the quarter ending September 30, 2015 and September 30, 2014 were $4,814 and $2,778, respectively.    The $2,036 increase for the quarter ending September 30, 2015 was primarily related to higher ongoing maintenance fees and expenses to maintain the Company’s patent portfolio in the current quarter ended September 30, 2015.

The stock option compensation (non-cash) expenses for the quarters ending September 30, 2015 and September 30, 2014 were $157,006 and $518,497, respectively.  The $361,491 decrease was related to a decrease in stock compensation  to a former consultant of $7,778, a decrease in stock compensation to related parties of $189,000 and a decrease in stock compensation to a former executive and a former employee of $164,713.

The Company’s travel expenses for the quarters ending September 30, 2015 and September 30, 2014 were $13,415 and $1,671, respectively.  The $11,744 increase was primarily related to more travel in the quarter ending September 30, 2015.

The other general and administrative operating costs for the quarters ending September 30, 2015 and September 30, 2014 were $56,333 and $53,862, respectively.  The $2,471 increase was related to a decrease in employee benefits of $5,651, an increase in advertising of $6,077 and other increases of $2,045.

During the quarter ending of September 30, 2015, the Company recognized a derivative valuation charge of $143,210 related to the conversion value of new debt acquired during the quarter.  Additionally, the Company recognized a derivative valuation gain of $318,110 related to the conversion value of the debt entered into through June 2015. (See Note 6 in the financial statements).

Liquidity and Capital Resources

As of September 30, 2015, we had $6,239 cash, total current assets of $59,884, total current liabilities of $3,652,680 and total stockholders' deficit of $3,533,106, compared to $56,121 cash, total current assets of $214,166, total current liabilities of $1,934,337, and total stockholders' deficit of $2,847,875 as of December 31, 2014.

The Company experienced negative cash flow used by operations during the nine months ended September 30, 2015 of $407,074 compared to the negative cash flow used by operations during the nine months ended September 30, 2014 of $572,401.  The Company experienced negative cash flows of $2,570 from investing activities for the nine months ended September 30, 2015 compared to negative cash flows from investing activity of $2,808 for the nine months ended September 30, 2014.  The Company experienced positive cash flows from financing activities of $359,762 for the nine months ended September 30, 2015 compared to positive cash flows from financing activity of $700,000 for the nine months ended September 30, 2014.  During the nine months ended September 30, 2015, the Company raised $359,762 through six convertible notes payable described in Note 6-- Convertible Notes Payable-- in the Company’s financial statements.

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

At September 30, 2015, the Company had 1,340,000 outstanding warrants with an exercise price of $0.03.  If the 1,340,000 vested warrants were exercised, $40,200 would be paid to support ongoing capital needs. The Company cannot be assured that the warrant holder will exercise any warrants.  There are no warrants subject to the Company’s call.

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

During the quarter ended September 30, 2015, the Company raised no money through the sale of equity.

Additionally, in March 2014, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $900,000, ("Loan").   Through September 30, 2015, the Company owed Seven Hundred and seven thousand ($707,000) Dollars on the Note.  The Lender has the right to convert all or part of the Loan amount into common shares. (See Note 6 in the financial statements).

On March 27, May 6 and June 18, 2015, the Company borrowed $48,500, $43,000 and $38,000, respectively, from a second accredited investor. (See Note 6 in the financial statements)

On May 27, 2015, the Company borrowed $36,750, from a third accredited investor. (See Note 6 in the financial statements)

On July 23, 2015, the Company borrowed $100,000 less unamortized discount of $6,488 , from a fourth accredited investor. (See Note 6 in the financial statements)

While no assurances can be given regarding the achievement of future results as actual results may differ materially, management anticipates adequate capital resources to support continuing operations over the next 12 months through the combination of the Loan, the sale of equity, forecasted working capital from operations, and existing cash reserves.

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

At September 30, 2015, the Company has net operating loss carry forwards of approximately ($9,400,000), which will expire in 2034 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2015, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

During 2014, the Company entered into a Convertible Promissory Note which included a conversion clause which was deemed to be a derivative liability.  As of September 30, 2015 the estimated effect upon the fair market conversion of the outstanding balance on the note of $707,000 was approximately $1,705,859 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement.

In March, May and June 2015, the Company entered into three different Convertible Promissory Notes with a different accredited investor which included conversion clauses which was deemed to be a derivative liability.  As of September 30, 2015 the estimated effect upon the fair market conversion of the outstanding balance on the note of $129,500 was approximately $236,732 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement

During May 2015, the Company entered into a Convertible Promissory Note with a different accredited investor which included a conversion clause which was deemed to be a derivative liability.  As of September 30, 2015 the estimated effect upon the fair market conversion of the outstanding balance on the note of $36,750 was approximately $66,505 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement.

During July 2015, the Company entered into a Convertible Promissory Note with a different accredited investor which included a conversion clause which was deemed to be a derivative liability.  As of September 30, 2015 the estimated effect upon the fair market conversion of the outstanding balance on the note of $93,512 was approximately $174,900 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of September 30, 2015 and December 31, 2014.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2015 and December 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

Contracts in Entity’s Own Equity

In March 2014, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of September 30, 2015, the value of the stock necessary to settle the contract was $1,705,859.

In the first and second quarters of 2015, the Company entered in a different financing transaction involving three separate convertible notes with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of September 30, 2015, the value of the stock necessary to settle the contract was $236,732.

In the second quarter of 2015, the Company entered in a different financing transaction involving a separate convertible note with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of September 30, 2015, the value of the stock necessary to settle the contract was $66,505.

In the third quarter of 2015, the Company entered in a different financing transaction involving a separate convertible note with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements.  As of September 30, 2015, the value of the stock necessary to settle the contract was $174,900.

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

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

Note Addendum:

Effective September 21, 2015, we amended our $900,000 note dated March 21, 2014.  The following terms were amended:

Section 1 of the Note is hereby revised and restated in its entirety as follows:

1. Maturity Date. The Maturity Date is eighteen (18) months from the Effective Date of each payment of Consideration (the “Maturity Date”) and is the date upon which the Principal Sum of this Note and unpaid interest and fees (the “Note Amount”) shall be due and payable. The Maturity Date is hereby extended, and the Note Amount is payable upon demand by the Lender, but in no event later than sixty (60) months from the Effective Date (the ”Extended Maturity Date”). The Lender shall provide the Borrower with ten (10) days written notice to make a demand for payment (the “Demand Payment Date”), and the Demand Payment Date shall be considered to be the Extended Maturity Date.

Section 6 of the Note is hereby revised and restated in its entirety as follows:

6.  Payment. The Borrower may not prepay this Note prior to the Maturity Date or the Extended Maturity Date. Within six (6) days prior to the Maturity Date or Extended Maturity Date, the Borrower shall provide the Lender with a written notice to pay the Note Amount on the Maturity Date or Extended Maturity Date. Within three (3) days of receiving written notice, the Lender shall elect to either (a) accept payment of the Note Amount or (b) convert any part of the Note Amount into shares of Common Stock. If the Lender elects to convert part of the Note Amount into shares of Common Stock, then the Borrower shall pay the remaining balance of the Note Amount by the Maturity Date or Extended Maturity Date.” The Borrower may not prepay this Note prior to the Maturity Date or the Extended Maturity Date.”

Section 11 of the Note is hereby revised and restated in its entirety as follows:

11. Remedies.  In the event of any default, the Note Amount shall become immediately due and payable at the Mandatory Default Amount. The Mandatory Default Amount shall be 150% of the Note Amount. Commencing five (5) days after the occurrence of any event of default that results in the eventual acceleration of this Note, the interest rate on the Mandatory Default Amount shall accrue at a default interest rate equal to the lesser of ten percent (10%) per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Lender need not provide, and the Borrower hereby waives, any presentment, demand, protest or other notice of any kind, and the Lender may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. While the Mandatory Default Amount is outstanding and default interest is accruing, the Lender shall have all rights as a holder of this Note until such time as the Lender receives full payment pursuant to this paragraph, or has converted all the remaining Mandatory Default Amount and any other outstanding fees and interest into Common Stock under the terms of this Note. In the event of any default and at the request of the Lender, the Borrower shall file a registration statement with the SEC to register all shares of Common Stock issuable upon conversion of this Note that are otherwise not eligible to have their restrictive transfer legend removed under Rule 144 of the Securities Act. Nothing herein shall limit Lender’s right to pursue any other remedies available to it at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief with respect to the Borrower’s failure to timely deliver certificates representing shares of Common Stock upon conversion of this Note as required pursuant to the terms hereof. The Borrower may only pay the full balance of the Mandatory Default Amount, and may not make partial payments unless agreed upon by the Lender. If the Borrower desires to pay the Mandatory Default Amount, then the Borrower shall provide the Lender with six (6) days prior written notice of payment. Within three (3) days of receiving written notice, the Lender shall elect to either (a) accept payment, or (b) convert any part of the payment into shares of Common Stock. If the Lender elects to convert part of the payment into shares of Common Stock, then the Borrower shall pay the remaining balance of the Mandatory Default Amount.”

The effect of the Addendum is that the Note will remain in full force and effect except as specifically modified by the Addendum.  In the event of a conflict between the Addendum and the Note, the terms of the Addendum will govern.

Note Conversions:

On October 1, 2015, the Company issued 779,221 common shares at $0.0154 per share representing a partial conversion of $12,000 of the principal amount on the $48,500 Promissory Note dated March 27, 2015 described in Note 6 of the Financial Statements.

On October 8, 2015, the Company issued 1,111,111 common shares at $0.0135 per share representing a partial conversion of $15,000 of the principal amount on the $48,500 Promissory Note dated March 27, 2015 described in Note 6 of the Financial Statements.

On October 20, 2015, the Company issued 1,470,588 common shares at $0.0102 per share representing a partial conversion of $15,000 of the principal amount on the $48,500 Promissory Note dated March 27, 2015 described in Note 6 of the Financial Statements.

On October 27, 2015, the Company issued 897,872 common shares at $0.0094 per share representing a partial conversion of $6,500 of the principal amount and all interest in the amount of $1,940 on the $48,500 Promissory Note dated March 27, 2015 described in Note 6 of the Financial Statements.

Loan Financing Transactions:

On October 14, 2015, the Company entered into a financing transaction with an accredited investor ("Lender) which loaned the Company $37,100 on a collateralized secured promissory note. The note matures on August 14, 2016 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Note shall initially be secured by the pledge of the $37,100 8% convertible promissory note issued to the Company by the Lender on even date herewith (the “Lender Note”).

On October 14, 2015, the Company entered into a financing transaction with a second accredited investor ("Lender) which loaned the Company $37,100 on a convertible redeemable promissory note. The note matures on October 14, 2017 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.

License Agreement Termination:

On October 26, 2015, the Company and Pacific Air Well, Inc. agreed to terminate Pacific Air Well's May 28, 2015 Exclusive License Agreement.  This was a mutually acceptable course of action based on Pacific Air Well's business development stage.  The Company has offered to designate Pacific Air Well as a non-exclusive distributor of the Ambient product line.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 30, 2015

Ambient Water Corporation

(Registrant)

           /s/ Keith White

/s/ Keith White

By:________________________________

________________________________

           Keith White

Keith White

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)