Form 10-K
period 2015-12-31
Ambient Water Corp
filed 2016-03-25
CIK 1394872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2015

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

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, par value $0.001

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s second completed fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter was $2,168,039.  The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2015, in that such person may be deemed affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2016, there were 326,580,006 common shares issued and outstanding.

AMBIENTWATER CORPORATION

FORM 10-K

December 31, 2015

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

24

ITEM 8.   Financial Statements and Supplementary Data

25

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

49

ITEM 9A.  Controls and Procedures

49

ITEM 9B.  Other Information

50

PART III

51

ITEM 10.  Directors, Executive Officers and Corporate Governance

51

ITEM 11.  Executive Compensation

53

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

57

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

59

ITEM 14.  Principal Accountants Fees and Services

60

PART IV

61

ITEM 15.  Exhibits, Financial Statement Schedules

61

SIGNATURES

62

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

Also available for sale is our first commercial unit, the Ambient Water 400. In 2014 we changed the name of our Water Pro Series to the Ambient Water Series. The Ambient Water 400 uses conventional utility power to provide approximately 400 gallons of water generation capability per day. The Ambient Water 400 is based on the Company’s patent pending “G4/5 design” and is manufactured in Michigan, USA. The Ambient Water 400 was initially deployed to a field trial location in Houston, Texas for validation of water production and energy usage. In the summer of 2015, the Ambient Water 400 was relocated to the California State Capital in Sacramento.  The design of the Ambient Water 400 can be easily applied to other capacity units in the same family of products, which will allow the Company to market other capacity and cost point units in the future.

The Company has two other products currently available as Engineer to Order due to the due to the degree of customization required.  The Ambient Water 20K model is being designed for an oil and gas industry application.  In addition, another design is available to simultaneously provide both water recovery and climate control for closed-loop greenhouses.  All of the company’s products are constructed for worldwide distribution.

Technology

The air-to-water technology systems are designed to produce water from the atmosphere by using a condensing surface and a unique and proprietary filtration system that removes dust, airborne particles and bacteria to generate clean drinking water.

These water generating systems produce clean drinking water by extracting moisture from the ambient air. The ambient air enters the appliance through an air filter, passing the moisture rich air across condensing coils where water condenses and is collected into a water treatment system that continuously filters, sterilizes and holds the water for dispensing. This is similar to the processes that occur naturally during nature’s water cycle. Moist air rises from the earth through sublimation, evapo-transpiration and evaporation. The water is then stored in the atmosphere until it precipitates in the form of dew, rain or snow. Once the moisture is removed from the air as precipitation, it is filtered through the ground and stored as ground water in rivers and lakes.

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

Since atmospheric water begins with less organic, inorganic, pharmaceutical, and/or biological impurities than ground water, safer and cleaner water may be produced by the Ambient Water technology with less processing and added chemicals required by most water utilities.

Atmospheric water vapor is an abundant resource that can be used with no negative environmental impacts. These products are powered by standard household or industrial electric supply from renewable or conventional generation sources.  The performance of all products is based on the relative humidity and temperature of the atmosphere.  Note that this atmosphere may be either outside air or that which is wholly within a greenhouse.

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

Engineer to Order Models:

The Ambient Water 20K is available on an Engineer to Order basis to have a default industrial water generation capacity up to 20,000 gallons per day and will operate on conventional 3-phase power.  For geographically remote applications, alternate power sources may be used.  Actual capacity is dependent on the specific order.

The Ambient Water Vertical Farming unit is available on an Engineer to Order basis to simultaneously both recover the water transpired by plants and to control the growing environment (greenhouse temperature and humidity) at the optimum level for the target farm crop. These units are available sized to the specific greenhouse requirements for climate and water recovery.

Ambient Water features

For all high volume commercial and industrial models, the Company offers optional remote unit monitoring via the Internet. Other features include automatic power down for filter changes, adaptable production for renewable energy powering, dispenser or utility connections, custom power options, direct tap dispenser for community needs, user payment options include credit card, coin or bills, quick connection to existing electric utility, water refrigeration and chilling systems, and automatic water dispenser controls.

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

We believe these units are economically viable in temperate climates. The units work best in tropic and sub tropic climates due to the higher atmospheric water content resulting in the highest rate of water production at the lowest cost per gallon.

Manufacturing

Model 2500

The Model 2500 is manufactured in South Korea by AT Company (previously known as ATW) under a private label agreement.

The Company had sales of the Model 2500 outside of the United States beginning in 2012 and began sales inside the United States during the first quarter of 2013.

Ambient Water 400, 20K, and Vertical Farming

The design and development of these models are based on a joint collaboration between Ambient Water and our world-class USA-based manufacturer. In January 2015, an Ambient Water 400 unit was delivered to Houston, Texas for field testing.  The location was chosen for several reasons: 1) the company hosting the unit serves the oil and gas industry in the surrounding area and has customers visiting the plant that are potential Ambient Water customers, 2) the temperature and humidity in the Houston area is nearly ideal from a climate perspective, and 3) the Houston area is a convenient meeting point for potential customers and distributors to view the unit in operation.

After being displayed and demonstrated in Houston for half the year, this unit was relocated to California for display and demonstration.  More sites throughout CA are currently under consideration.

Sales, Marketing and Distribution

We believe a clean and safe water market opportunity exists for our atmospheric water generators. This technology provides an alternative solution to the world's shortage of fresh water and can, in various geographical settings, provide cleaner, safer, and/or less expensive drinking water.

Our target markets for the air-to-water systems are businesses, governments, and people who are situated in the geographic regions where the ambient humidity is in a range of 40% to 90%, and in a temperature range of 50 to 90+ degrees Fahrenheit. Our models will reach the highest efficiency and highest yield within these ranges.

The Model 2500 targets consumers and small office applications. The home/office units are designed to replace bottled water and purified water dispensers, eliminating the need for replenishment and storage of plastic bottles. These units are intended for usage in residences, schools, offices, hospitals and restaurants. They can also serve as a personal disaster relief unit for consumers in circumstances such as hurricanes where residents in the affected area may have no safe drinking water. Sales of the Model 2500 have been increasing year over year.  As we continue to promote and educate the community about this technology, we anticipate the sales volume to continue to increase.   The replacement filters are cost effective for the unit owners and also provide an increasing recurring revenue stream for the Company.

The Ambient Water 400, and 20K products target various markets including government facilities, military applications, oil and mining operations, new and existing tourist resorts, new condominium developments and humanitarian missions.

Ambient Water Vertical Farming products target the growing international market of commercial/ industrial greenhouses for crop research, grocery produce, fresh herbs, ornamental plants, and other specialty crops.

We currently market all of our products through independent domestic and international wholesale distributors. We do not currently sell the Model 2500 directly to consumers or end-users. During 2015, we sold the Model 2500 internationally through multiple distributors and in the United States through our Florida distributor.

Sales of the larger products may be conducted directly with the Company due the unique engineering required.  We also have several agent agreements in place, which compensate the agent for revenues directly associated with introductions and referrals to new distributors or significant customers. The Company is very careful in choosing distribution partners to make sure that they have the proper infrastructure for a positive customer experience.

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

Costs and Expenses Related to Research and Development Activities

During the last two fiscal years, the Company spent $25,719 and $41,536 in 2014 and 2015, respectively on research and development activities. The 2015 $15,817 increase was due to an increase in research and warranty expense.

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

Our Model 2500 contains no moving parts in the bacteria control system.  We believe this provides greater reliability than the competitive devices with moving parts as well as protection against abrupt failure modes such as UV bulb failure. Our models use a biostatic water filter cartridge technology to destroy harmful microorganisms common to drinking water in contrast to UV (ultra violet) light or ozone applications utilized by other competitive products.  Our solution has a gradual degradation with ample warning for obtaining replacements before the water quality can become unhealthy.

Seawater Desalination Competition

Our current primary competition in many markets is Seawater Desalination (Desal) which benefits from a longer history of deployment.  Our technology has significant advantages over Desal including not requiring access to the sea coast via expensive real estate, no toxic byproducts, no permitting required, can be located at point of need – even if distant from the coast, no pipelines required, and can be redeployed for temporary or lease needs.

Atmospheric Water Generation Competition

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

7.

Bravo Enterprises Ltd./Splash Water for Life

8.

Water Technologies International/GR8 Water

9.

Aqua Sciences

10.

Quest Water Global

A brief Internet search reveals many companies that claim to operate in the Atmospheric Water Industry. It is important to note that many of the web sites are for company’s no longer in business. Unfortunately it can be a challenge for the consumer to find a reputable and suitable supplier.

Ambient Water recognizes that to be the industry leader it must continue to innovate and educate. Our bacteria control system is passive, not mechanical as used by the competition. The system is less expensive and saves energy.  In terms of periodic maintenance, we believe our products are more user friendly than the standard UV and Ozone bacteria control systems used by others.

Our large commercial atmospheric water generating system has many key features which distinguish us from our competitors. We use a proprietary coil coating to avoid metal oxides from entering the water.  Additionally, our system is engineered to utilize 100% outside air which enables maximum water production. Our units have the ability to operate in high ambient air temperatures. Traditional systems utilize a refrigeration system to condense water from the air and then to chill the water. Ambient Water products utilize the rejected cold air, which would normally be exhausted to the atmosphere, to chill the water in the storage tank thereby increasing energy efficiencies. Our bacteria control systems are passive and similar to those of the Model 2500.

Our exclusive bacteria control system has no expensive bulbs to replace and no bad-tasting chemicals. It works 24/7 to kill bacteria in every part of the unit including not only the storage tank but all internal piping and components. The technology is approved by the US Government (EPA) and NSF.  Our bacteria control system uses no additional electrical energy.

Conventional UV lights used in competitive units have a service life of about 5000 hours after which the light must be replaced.  It is difficult and expensive to accurately monitor the efficiency of the UV bulbs, the bulbs are somewhat fragile and sensitive to handling problems, and the UV light cannot control bacteria in the whole system, only where the water is in direct contact with the UV light. The UV light must run 24 hours a day with continuous circulation, and since the UV bulb generates heat, the water is then heated which promotes the growth of bacteria.  UV lights also consume additional energy.

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

This patent application differs from the G2 patent because it uses internal water plumbing circulation methodology as opposed to the external plumbing and incorporates a biostatic cartridge to control waterborne microorganisms. The technology covered by this patent is used in the Ambient Water 400 and may be used in variants of that model.

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

US National Stage Application No. 13/510,757 (G3) filed May18, 2012 has received a First Office Action from the U.S. Patent and Trademark Office examiner as anticipated and we are responding accordingly.  Subsequently we have requested a phone conversation with the examiner.  Additionally, we are requesting an examination of our co-pending application in Australia. On January 21,2016, Australian Patent Application No. 2010321841 application was accepted in response to the voluntary amendments we submitted in December 2015.

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

Employees

As of December 31, 2015, the Company has three employees, two of which are our named executive officers and one involved with inside sales.  Staffing levels will be determined as the Company progresses and grows. The Board of Directors determines the compensation of executive level employees.

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial results for the fiscal year ending December 31, 2015 show substantial losses. As of December 31, 2015, the Company had an Accumulated Deficit of ($11,033,018). For the fiscal years ending December 31, 2014 and December 31, 2015, the Company had losses of $4,038,497 and $2,009,466, respectively. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without obtaining additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our independent auditors, Frucci & Associates II, PLLC, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations and net stockholder's deficit. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. We may be subject to product liability or breach of contract claims if our products do not work as represented.

PRODUCT SUCCESS IS UNCERTAIN

We have developed and are currently selling one product, the Model 2500. The Ambient Water 400 is being field tested and is ready for sale. We have two additional products available on an Engineer to Order basis, the Ambient Water 20K, and Ambient Water Vertical Farming product family. There is no assurance that these products will generate sufficient sales to ensure success. We cannot make any assurances that any of our models will generate sufficient revenues to enable us to be profitable. Furthermore, we cannot make any assurances that we will be successful in addressing these risks. If we are not, our business, results of operations and financial condition will be materially adversely affected.

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

CURRENCY FLUCTUATIONS MAY MAKE OUR PRODUCTS UNCOMPETITIVE IN SOME IMPORTANT GEOGRAPHIES

If the local currency of our contract manufacturers becomes too strong, it may not be possible to sell our products at a profit in regions where significant potential purchasers exist.  Additionally, as the US Dollar gains strength in relationship to the local currency of potential purchasers, the cost of our equipment to the purchaser increases.

RISKS RELATED TO OUR SECURITIES

THERE IS LITTLE CURRENT TRADING OF OUR SHARES. OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

Although prices for our shares of Common Stock are quoted Over-the-Counter on the Electronic Bulletin Board (OTCBB) and the OTC Markets Group OTCQB, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTC markets are generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our Common Stock will be quoted on another more prestigious exchange or market. The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.  Additionally, our recent trading prices have gone below the required $0.01 closing price requirement of the OTCQB.  If our stock does not close above $0.01 for 10 consecutive trading days prior to July 3, 2016, we will no longer qualify for the OTCQB and will be moved to the OTC Pink marketplace.

BECAUSE OUR COMMON STOCK IS CONSIDERED A “PENNY STOCK,” OUR TRADING WILL BE SUBJECT TO REGULATORY RESTRICTIONS.

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

In recent years, our convertible debt financings have caused dilution to the interests of our stockholders.  We will need to continue to engage in additional financings in the future. There can be no assurances that such financings will ever be completed, but any such financings will involve a dilution of the interests of our stockholders upon the issuance of additional shares convertible debt instruments, Common Stock, Preferred Stock or other securities. Attaining such additional financing may not be possible, or if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous to investors participating in this offering. We expect to issue shares of our Common Stock and/or other securities in exchange for additional financing.

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

During 2014 and 2015, the Company entered into a series of Convertible Promissory Notes (the "Notes") which included  conversion clauses which are deemed derivative liabilities. As of December 31, 2015 the estimated effect upon the fair market conversion of the outstanding balance on the notes of $919,983 and accrued interest was approximately $825,712 for the relative fair market conversion of the note to common stock.

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender under the terms of the Note.  As of December 31, 2015, the stock pricing feature which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 417,117,892 shares.   The Company has calculated the value of this additional liability to be $702,369, and has recognized a change of earnings for the effect of such a conversion through December 31, 2015. The liability is classified as $-0- under current liabilities and $702,369 under long term liabilities.  As of December 31, 2015, the stock pricing feature which provides a 42% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 44,250,000 shares.   The Company has calculated the value of this additional liability to be $58,859, and has recognized a change of earnings for the effect of such a conversion through December 31, 2015. The liability is classified as $12,471 under current liabilities and $46,388 under long term liabilities.  As of December 31, 2015, the stock pricing feature which provides a 40% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 54,007,000 shares.   The Company has calculated the value of this additional liability to be $64,484, and has recognized a change of earnings for the effect of such a conversion through December 31, 2015. The liability is classified as $64,484 under current liabilities and $-0- under long term liabilities.  The total effect of conversion of all notes has been calculated at  $825,712.  The liability is classified as $76,955 under current liabilities and $748,757 under long term liabilities.

Under FASB ASC 505-10 Equity: Overall, the Company must disclose that the settlement alternatives are at the control of the Lender and that there is a potential for an infinite number of shares having to be issued, although the Lenders have elected to limit their beneficial ownership to less than five percent (5%) unless the Company receives proper notification that the Lender will at any time convert either part or all of the loan to shares. (See Financial Statement Footnotes)

ITEM 1 B.  Unresolved Staff Comments

Not Applicable to Smaller Reporting Companies.

ITEM 2.  Properties

The Company's executive offices are located at 7721 E. Trent Ave., Spokane Valley, Washington. They are provided on a rent free basis by 7721 E. Trent, LLC, a Washington limited liability company. The Company may enter into a month-to-month tenancy with 7721 E. Trent, LLC, during 2016.

ITEM 3.  Legal Proceedings

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. The Company’s Common Stock was traded on the OTC Bulletin Board (OTC:BB) and OTC Markets Group OTCQB under the trading symbol “AWGI”. The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The prices quoted may or may not reflect actual trades on that day but are based on inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal 2015
First Quarter	$0.040	$0.016
Second Quarter	$0.047	$0.015
Third Quarter	$0.085	$0.024
Fourth Quarter	$0.032	$0.004

Fiscal 2014
First Quarter	$0.065	$0.030
Second Quarter	$0.040	$0.018
Third Quarter	$0.050	$0.020
Fourth Quarter	$0.070	$0.029

(b) Holders.  The Company has approximately 265 shareholders of record holding common stock.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders		-	-
Equity compensation plans not approved by security holders	15,242,000	$0.17	29,758,000
Total	15,242,000	$0.17	29,758,000

On July 10, 2012, the Company granted to Jeff Stockdale and Jeff Mitchell 13,742,000 and 14,947,000 common stock options, respectively. These common stock options have an exercise price of $0.18.  Jeff Mitchell’s options expired on October 6, 2015.

On May 1, 2013, the Company granted 1,500,000 common stock options to Gordon Myers. These common stock options expired on August 1, 2014.

On July 22, 2013, the Company granted to 750,000 common stock options to Keith White, Jeff Stockdale and Jeff Mitchell, collectively 2,250,000 common stock options. These common stock options have an exercise price of $0.11.  Jeff Mitchell’s options expired on October 6, 2015.

The options vest over four (4) years. After one year, one-quarter (25%) of the options vest. Thereafter, the options vest 6.25% each quarter. The options have a ten (10) year exercisable term from date of issuance.

(e) Recent Sales of unregistered securities.  During the quarter ended December 31, 2015, the Company sold no common shares.

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

The Company relied on the transaction exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D Rule 506.  The sales were private transactions which did not involve a public offering.  The securities are restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Securities Act of 1933, as amended.

ITEM 6.  Selected Financial Data

Not applicable to small reporting company.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our financial statements audited by Frucci & Associates II, PLLC, our independent registered public accounting firm and the related notes that are included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

All forward-looking statements made in connection with this Annual Report which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Company’s Plans

We began selling the Model 2500 Atmospheric Water Generator in August 2012 to our Philippine distributor.  In 2013, we initiated product sales to our primary U.S. distributor.   In 2014 we began marketing the Ambient Water 400 as it approached field trial testing. Our Philippine distributor ceased business operations at the end of 2014. We continue to service the Philippine market through a service contractor and are actively seeking new distribution partners for the territory.  We have added several distributors in many geographical areas including Latin America, the Caribbean, Indonesia, Malaysia, the Middle East, and Brazil.  We intend to follow with the introduction of two commercial/industrial products, Ambient Water 20K, Ambient Water Vertical Farming unit in the near future. Our goal is to generate positive cash flow from product sales to fund operations at the earliest opportunity.

The Ambient Water 400 was placed into field trial testing in the fourth quarter of 2014.  Testing in Houston, Texas was successful and additional data points were desired to augment the test data gathered.  The unit was moved to Sacramento, California where additional testing began but was terminated by Pacific Air Well, our California distribution partner who was conducting the testing.  Currently, the Ambient Water 400 is being prepared for relocation to another California location for additional testing.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been modest. For the next few quarters we are projecting increasing yet modest sales as we build our distribution network. For the year ended December 31, 2015, we had $240,945 in revenue compared with $96,993 for the year ended December 31, 2014. This revenue was generated from the sale of the Model 2500 product and the maintenance items associated with this product line. We believe that the revenue increase was due to our established distributors gaining more traction in their territories and general market awareness improvement.

The Company anticipates that with the placement of the Ambient Water 400 in Houston and California, the activities surrounding the Vertical Farming unit development and testing, plus the growth of our Model 2500 business, our revenue stream should continue building during 2016.  While it is difficult to predict specific revenue streams in a developing market, the Company is encouraged by the level of interest in our products and technology and the key engagements we have been making.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, and legal fees associated with patent maintenance.  For the years ended December 31, 2015 and December 31, 2014, total general and administrative expenses were $2,063,663 and $2,573,638, respectively. For the year ended December 31, 2015, we had $845,389, excluding $1,218,274 of non-cash amortization associated with stock option compensation, in general and administrative expenses compared to $895,859, excluding $1,677,779 of non-cash amortization associated with stock option compensation, in general and administrative expenses for the year ended December 31, 2014.  This decrease in general and administrative expenses was primarily the result of decreased spending related to executive compensation and impairment loss on inventory, as well as, an increase in travel and entertainment, professional fees and other general and administrative expenses.  The research and development expenses for the years ending December 31, 2015 and December 31, 2014 were $41,536 and $25,719, respectively.  The $15,817, increase was due primarily to an increase in research and warranty expense.  The legal and intellectual property expenses for the years ending December 31, 2015 and December 31, 2014 were $72,730 and $30,686, respectively.  The $42,044 increase was primarily related to increased legal fees.  The professional fees for the years ending December 31, 2015 and December 31, 2014 were $257,313 and $187,601, respectively.  The $69,712 increase was primarily related to increases in public and filing fees, legal fees and other professional fees.  The executive compensation for the years ending December 31, 2015 and December 31, 2014 was $350,000 and $481,250, respectively.  The $121,250 decrease was  due to one less executive in 2015. The accounting and public reporting expenses for the years ending December 31, 2015 and December 31, 2014 were $122,399 and $74,325, respectively.  The $48,074 increase was due to a $30,642 increase in public and filing fees and a $17,432 increase in accounting fees. The other general and administrative operating costs for the years ending December 31, 2015 and December 31, 2014 were $202,202 and $182,706, respectively.  The $19,496 increase was mostly related to an increase in research and development expenses of $15,817, an increase in advertising of $21,342 and administrative increases of $6,189 and a decrease in employee benefits of $23,852.

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

For the year ended December 31, 2015, the Company has funded operations principally through sales and through incurring convertible debt totaling $432,233.

As of December 31, 2015, we had $820 cash, total current assets of $83,699, total current liabilities of $730,714 and total stockholders' deficit of $2,214,435, compared to $56,121 cash, total current assets of $214,166, total current liabilities of $1,522,794 and total stockholders' deficit of $2,075,332 as of December 31, 2014.

The Company experienced negative cash flow used by operations during the fiscal year ended December 31, 2015 of $484,964 compared to negative cash flow used by operations during December 31, 2014 of $733,415. The Company experienced negative cash flows from investing activities of $2,570 for the year ended December 31, 2015 compared to negative cash flows from investing activities of $15,328 for the year ended December 31, 2014. The Company experienced positive cash flows from financing activities of $432,233 for the year ended December 31, 2015 compared to positive cash flows from financing activities of $800,000 for the year ended December 31, 2014.

The Company’s audited financial statements for the year ended December 31, 2015 contain a “going concern” qualification. As discussed in Note 3 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations. Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

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

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months. Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations. We anticipate that the Company will need approximately $1,000,000 of additional capital over the next 12 months to execute Management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500 and Ambient Water 400 and introduction of additional product models in 2016.

Management makes no assurances that adequate capital resources will be available to support continuing operations over the next 12 months. Management plans to pursue additional capital funding through multiple sources. For the year ended December 31, 2015, the Company has funded operations principally through sales and through incurring convertible debt totaling $432,233.  The Company plans to raise additional funds through various sources to support ongoing operations during 2016. Lastly, the Company forecasts cash flow from operations during 2016 may begin to provide capital to support on-going operations.

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

At December 31, 2015, the Company had net operating loss carry forwards of approximately ($3,295,000), which will expire in 2035 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2015, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

At December 31, 2014 and 2015, the Company had engaged in transactions that would be considered derivative instruments or hedging activities.

During 2014 and 2015, the Company entered into a series of Convertible Promissory Notes which included conversion clauses which are deemed derivative liabilities.  As of December 31, 2015 the estimated effect upon the fair market conversion of the outstanding note balances of $910,983 and accrued interest payable of $110,428 was approximately $825,712 for the relative fair market conversion of the note to common stock.  As of December 31, 2014 the estimated effect upon the fair market conversion of the outstanding note balances of $735,000 and accrued interest payable of $37,542 was approximately $1,319,188 for the relative fair market conversion of the note to common stock.  For further information see Note 9 to the financial statement.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of December 31, 2014 and December 31, 2015.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 8.   Financial Statements and Supplementary Data

Ambient Water Corporation

Consolidated Financial Statements

Year ended December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Ambient Water Corporation

We have audited the accompanying consolidated balance sheets of Ambient Water Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity and deficit, and cash flows for each of the years in the two year period ended December 31, 2015. Ambient Water Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ambient Water Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 15 to the financial statements, the 2014 financial statements have been restated to correct an identified misstatement which resulted in the overstatement of derivative liabilities in the amount of $772,543 and the overstatement of net loss by the same amount.

Fruci & Associates II, PLLC
Spokane, Washington
March 25, 2016

AMBIENT WATER CORPORATION Consolidated Balance Sheets As of December 31, 2015 and December 31, 2014 (Audited)

	December 31, 2015	December 31, 2014 (Restated)

ASSETS
Current assets
Cash	$ 820	$ 56,121
Accounts receivable	13,765	5,051
Deposit on product (Note 5)	51,959	74,170
Inventory (Note 6)	1,497	62,697
Prepaid asset	15,658	16,127

Total current assets	83,699	214,166

Fixed assets (Note 7)	33,789	51,692

Other assets
Technology acquisition (Note 2)	18,886	27,280

Total assets	$ 136,374	$ 293,138

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable Accounts payable - related parties (Note 11)	$ 54,629 2,485	$ 26,440 500
Accrued liabilities (Note 8) Accrued liabilities -related parties (Note 11)	84,116 370,000	80,110 200,000
Notes payable - current portion (Note 9)	142,529	435,000
Derivative liability - current portion (Note 9)	76,955	780,744

Total current liabilities	730,714	1,522,794

Notes payable (Note 9)	768,454	300,000
Accrued interest	102,884	7,232
Derivative liability (Note 9)	748,757	538,444

Total long-term liabilities	1,620,095	845,676

Total liabilities	2,350,809	2,368,470

Commitments and contingencies (Note 10)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.0001, 400,000,000 shares authorized no shares issued or outstanding at December 31, 2015 and 2014, respectively (Note 13)	-	-
Common stock, par value $0.0001, 2,000,000,000 shares authorized, 177,407,091 and 129,941,970 shares issued and outstanding at December 31, 2015 and 2014 respectively (Note 13)	17,741	12,994
Paid-in-capital	8,800,842	6,935,226
Accumulated deficit	(11,033,018)	(9,023,552)
Total shareholders' deficit	(2,214,435)	(2,075,332)

Total liabilities and shareholders' deficit	$ 136,374	$ 293,138

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Operations For the years ended December 31, 2015 and 2014 (Audited)

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014 (Restated)

Sales	$ 240,945	$ 96,993
Cost of sales	149,706	59,403

Gross profit	91,239	37,590

GENERAL AND ADMINISTRATIVE EXPENSES:
Travel and entertainment	35,874	18,918
Professional fees	257,313	187,061
Executive compensation	350,000	481,250
Stock option compensation (non-cash)	1,218,274	1,677,779
Impairment loss on inventory	-	25,924
Other	202,202	182,706

Total General and Administrative Expenses	2,063,663	2,573,638

Operating loss	(1,972,424)	(2,536,048)

OTHER INCOME(EXPENSE):
Miscellaneous income	-	250
Deposit cancellation	(57,795)	-
Finance charge	(15)	(397)
Interest and penalties	(98,866)	(41,070)
Gain (loss) on derivative instruments	119,634	(1,461,232)
Net loss before income taxes	(2,009,466)	(4,038,497)
Income taxes	-	-
Net loss	$ (2,009,466)	$ (4,038,497)

Net loss per common share:
Basic and fully diluted	$ (0.02)	$ (0.03)

Weighted average number of common shares:
Basic and fully diluted	145,961,260	120,240,539

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION
Consolidated Statement of Shareholders' Equity and Deficit
For the Years ended December 31, 2015 and 2014
(Audited)

					Total
				Retained	Shareholders'
	Shares	Amount	Paid-In-Capital	Deficit	Deficit
Balance - December 31, 2013	113,881,018	$ 11,388	$ 5,033,480	$ (4,985,055)	$ 59,813
January 14, 2014 - Shares issued to an Executive in lieu of accrued compensation at $0.03631 /share	826,446	83	29,925		30,008
March 26, 2014 - Shares issued to an Executive per a grant authorized on December 31, 2013 at $0.03/share	3,352,500	335	100,241		100,576
September 12, 2014 - Shares previously cancelled were reissued to an affiliate of the Company at $0.03/share	2,517,500	252	75,274		75,526
September 12,2014 - Shares previously cancelled were reissued to an Executive of the Company at $0.03/share	3,782,500	378	113,097		113,475
October 6, 2014 - Shares issued for note and interest conversion at $0.01227 per share	5,582,006	558	210,014		210,572
Stock Options Amortization	-	-	1,373,195		1,373,195
Net loss - 2014 (Restated)	-	-	-	(4,038,497)	(4,038,497)
Balance - December 31, 2014 (Restated)	129,941,970	12,994	6,935,226	(9,023,552)	(2,075,332)

January 5, 2015 - Shares issued to two Executives per grants authorized on December 31. 2013 at .0389 per share.	6,705,000	671	260,154		260,825
April 9, 2015 - Shares issued for note and interest conversion at $0.0196 per share	4,728,152	473	92,199		92,672
June 11, 2015 - Shares issued for note and interest conversion at $0.0288 per share	4,401,826	440	126,333		126,773
August 28, 2015 - Shares issued for note and interest conversion at $0.0401 per share	4,413,024	441	176,521		176,962
October 1, 2015 - Shares issued for note and interest conversion at $0.0262 per share	779,221	78	20,338		20,416
October 8, 2015 - Shares issued for note and interest conversion at $0.0237 per share	1,111,111	111	26,222		26,333
October 20, 2015 - Shares issued for note and interest conversion at $0.0165 per share	1,470,588	147	24,116		24,263
October 27, 2015 - Shares issued for note and interest conversion at $0.0112 per share	897,872	90	9,966		10,056
November 16, 2015 - Shares issued for note and interest conversion at $0.0178 per share	2,898,551	290	51,305		51,595
November 24, 2015 - Shares issued for note and interest conversion at $0.01 per share	3,987,097	399	39,472		39,871
December 4, 2015 - Shares issued for note and interest conversion at $0.0105 per share	952,331	95	9,904		9,999
December 18, 2015 - Shares issued for note and interest conversion at $0.0057 per share	1,618,011	162	9,061		9,223
December 22, 2015 - Shares issued for note and interest conversion at $0.0040 per share	5,237,586	524	20,426		20,950
December 28, 2015 - Shares issued for note and interest conversion at $0.0052 per share	6,521,739	652	33,261		33,913
December 28, 2015 - Shares issued for note and interest conversion at $0.0052 per share	1,743,012	174	8,888		9,062

Stock Options Amortization	-	-	957,450		957,450
Net loss - 2015	-	-	-	(2,009,466)	(2,009,466)
Balance - December 31, 2015	177,407,091	$ 17,741	$ 8,800,842	$ (11,033,018)	$ (2,214,435)

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Cash Flows For the years ended December 31, 2015 and 2014 (Audited)

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014 (Restated)

Cash flows from operating activities:
Net loss	$ (2,009,466)	$ (4,038,497)
Adjustments to reconcile net loss:
Depreciation and amortization	28,867	13,829
Stock issued for services	-	15,000
Stock based compensation	1,218,274	1,677,779
Impairment loss on inventory	-	25,924
Loss on deposit cancellation	57,795	-
(Gain) loss on derivative liability	(119,634)	1,461,232
Changes in assets and liabilities:
Accounts receivable	(8,714)	(1,884)
Deposits	(35,115)	(4,906)
Inventory	61,200	9,113
Accounts payable	30,174	7,625
Other accruals	291,655	101,370

Net cash used by operating activities	(484,964)	(733,415)

Cash flows from investing activities:
Fixed assets	(2,570)	(15,328)

Net cash used by investing activities	(2,570)	(15,328)

Cash flows from financing activities:
Common stock issued for cash	-	-
Payments on notes payable	-	-
Borrowings on notes payable	432,233	800,000

Net cash provided by financing activities	432,233	800,000

Increase (decrease) in cash	(55,301)	51,257

Cash, beginning of period	56,121	4,864

Cash, end of period	$ 820	$ 56,121

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ 397

Non-cash investing and financing activities:
Stock issued for note and interest conversion	$ 652,088	$ 210,572
Stock issued for accrued liability	$ -	$ 15,000
Demonstration units placed in service	$ -	$ 31,430

The accompanying notes are an integral part of these consolidated financial statements.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

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

December 31, 2015

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

B.  Reclassification

Certain amounts in the historical financial statements have been reclassified to conform to the current 2015 presentation. These reclassifications have no effect on net loss, total assets, or shareholders’ equity as previously reported.

C.  Cash and cash equivalents

At December 31, 2015 and December 31, 2014, cash and cash equivalents consisted of checking accounts.

D.  Technology Acquisition

The technology supporting the Company’s products (“Technology Acquisition”) was obtained as described below.

Under the terms of the assignment, and subject to one exception discussed below concerning the G2 Assets, the Company owns exclusive and non-exclusive rights to manufacture, market and sell certain products covered under individual patents and/or patents pending. In return, the persons making the assignment received 500,000 common shares of the Company. The Company incurred no material costs related to the assignment and patent protection during 2015.

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

December 31, 2015

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

December 31, 2015

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

At December 31, 2014 and 2015, the Company had engaged in transactions are considered derivative instruments or hedging activities.

During 2014 and 2015, the Company entered into a series of Convertible Promissory Notes which included conversion clauses which are deemed derivative liabilities As of December 31, 2015 the estimated effect upon the fair market conversion of the outstanding note balances of $910,983 and accrued interest of $110,428 was approximately $825,712 for the relative fair market conversion of the note to common stock.  As of December 31, 2014 the estimated effect upon the fair market conversion of the outstanding note balances of $735,000 and accrued interest of $37,542 was approximately $1,319,188 for the relative fair market conversion of the note to common stock.  For further information see Note 9 to the financial statement.

I.  Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed at least annually for impairment or when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20. Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Management has determined that there was no impairment as of December 31, 2014 and 2015.

J.  Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and 2015.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014 or 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2014 or 2015.

K.  Warranty Expense

The Company has established a product warranty reserve, set at five percent (5%) of sales, beginning for the quarter ending September 30, 2014.  As such, the Company charged $1,800 and $11,236, to the expense line Sales Reserve for the years ending December 31, 2014 and 2015, respectively. Additionally, the Company set up a corresponding liability, Product Warranty Reserve, in the amount of $1,800 and $13,036 shown in accrued liabilities for the years ended December 31, 2014 and 2015, respectively.

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

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

•

Update 2015-17-Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

•

Update 2016-01-Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

NOTE 3:  GOING CONCERN UNCERTAINTIES

The Company has not generated positive cash flows since inception, which raises substantial doubt about the ability of the Company to continue as a going concern. The Company is dependent upon achieving positive cash flow from operations and obtaining additional financing to fund ongoing operations.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

NOTE 5:  DEPOSITS ON PRODUCT

At December 31, 2014 and December 31, 2015, there was a balance of $74,170 and $51,959, respectively in deposits on product. Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 6:  INVENTORY

At December 31, 2014 and December 31, 2015, the Inventory balance was $62,697 and $1,497, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence. The Company maintains an inventory of Model 2500 units and filters that are used both in the manufacture of new units and as replacements in previously sold units. The change in the inventory is a result of sales of units.  The Company had no Model 2500 units in inventory at December 31, 2015.

NOTE 7:  FIXED ASSETS

At December 31, 2014 and December 31, 2015, the net Fixed Asset balance was $51,692 and $33,789, respectively. The Company purchased additional demonstration units to be used in soliciting new distributors and marketing efforts. The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years. As of December 31, 2014 and December 31, 2015, the Company has recognized $9,856 and $30,328, respectively, of accumulated depreciation. As of December 31, 2014 and 2015, the Company recognized $5,436 and $20,473 for depreciation expenses, respectively.

NOTE 8:  ACCRUED LIABILITIES

At December 31, 2014 and December 31, 2015 the Accrued liabilities balance was $80,110 and $84,116, respectively. The Company accrues unpaid wages, consulting costs, accrued notes payable interest, and accrued Internal Revenue Service penalty and interest in Accrued Liabilities. See Note 11 - Related Party Transactions.

NOTE 9: CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On March 21, 2014, the Company entered into a financing transaction with an accredited investor (“Lender”) under which the Company may borrow up to Nine Hundred Thousand ($900,000) dollars. The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year. The maturity date was extended from18 months to 60 months as described below.

The Lender has loaned the Company $900,000 through March 31, 2015.  On October 6, 2014, The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 common shares.  Additionally, on April 9, 2015, the Lender converted $40,000 of the outstanding principal and associated interest into 4,728,152 common shares.  Again on June 11, 2015 the Lender converted $30,000 of the outstanding principal and associated interest into 4,401,826 common shares. Also, on August 28, 2015 the Lender converted $58,000 of the outstanding principal and associated interest into 4,413,024 common shares. Again on December 22, 2015 the Lender converted $9,000 of the outstanding principal and associated interest into 5,237,586 common shares. The outstanding principal on this Note is $698,000 and $735,000, at December 31, 2015 and December 31, 2014, respectively.  The current portion of this note payable is $-0- and $435,000, at December 31, 2015 and December 31, 2014, respectively.  The Lender has the right, at any time, at its election, to convert all or part of the Note amount into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.04 per share of common stock, (b) fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the effective date.

Effective September 21, 2015, we amended our $900,000 note dated March 21, 2014.  The following terms were amended:

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

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

On March 27, May 6, and June 18, 2015, the Company entered into three financing transactions with an accredited investor ("Lender) which loaned the Company $48,500, $43,000 and $38,000, respectively, on three separate convertible promissory notes totaling $129,500.  On October 1, 2015, The Lender converted $12,000 of the outstanding principal into 779,221 common shares.  Additionally, on October 8, 2015, the Lender converted $15,000 of the outstanding principal into 1,111,111 common shares. Again on October 20, 2015, the Lender converted $15,000 of the outstanding principal into 1,470,488 common shares. Again on October 27, 2015, the Lender converted $6,500 of the outstanding principal and accrued interest into 897,872 common shares. Again on November 16, 2015, the Lender converted $20,000 of the outstanding principal  into 2,898,551 common shares. Again on November 24, 2015, the Lender converted $23,000 of the outstanding principal and accrued interest into 3,987,097 common shares. Again on December 28, 2015, the Lender converted $15,000 of the outstanding principal into 6,521,739 common shares.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

The current portion of the notes payable is $23,000 and $-0-, at December 31, 2015 and December 31, 2014, respectively. The remaining note matures on March 20, 2016 (the "Maturity Dates") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares after 180 days.  The conversion price will be variable and based on a 42% discount to the market price.  The market price will be the average lowest five trading prices for the common stock during the ten day trading period ending on the latest complete trading day prior to conversion.  The Lender has limited its ability to convert the debt into common shares to no more than 4.99% of the Company’s outstanding common stock.  The Lender can waive this limitation upon 61 days advance notice.  This note is referred to as Note B in the table below.

On May 27, 2015, the Company entered into a financing transaction with an accredited investor ("Lender) which loaned the Company $36,750 on a convertible promissory note. On December 4, 2015, the Lender converted $4,750 of the outstanding principal and interest into 952,331 common shares. Again on December 18, 2015, the Lender converted $4,000 of the outstanding principal and interest into 1,618,011 common shares. Again on December 28, 2015, the Lender converted $4,000 of the outstanding principal and interest into 1,743,012 common shares.

The current portion of the note payable is $24,000 and $-0-, at December 31, 2015 and December 31, 2014, respectively. The note matures on May 27, 2016 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 40% discount to the market price.  The market price will be the average of the two lowest closing prices for the common stock during the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company.  This note is referred to as Note C in the table below.

On July 27, 2015, the Company executed a financing transaction dated July 23, 2015 with an accredited investor ("Lender) which loaned the Company $100,000 on a convertible promissory note less an original issue discount (OID) of $8,000.  The OID has an unamortized balance of $4,471 at December 31, 2015.  The current portion of the note payable (net of OID) is $95,529 and $-0-, at December 31, 2015 and December 31, 2014, respectively.  The note matures on July 23, 2016 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Ten (10%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 40% discount to the market price.  The market price will be the average of the four lowest trades, tossing out the lowest of the four, for the common stock during the twenty prior trading days to the date of conversion.  The note is referred to as Note D in the table below.

On October 14, 2015, the Company executed a financing transaction with an accredited investor ("Lender) which loaned the Company $37,100 on a convertible promissory note less an original issue discount (OID) of $2,100.  The OID has an unamortized balance of $1,873 at December 31, 2015.  The current portion of the note payable (net of OID) is $35,227 and $-0-, at December 31, 2015 and December 31, 2014, respectively.  The note matures on October 14, 2017 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 42% discount to the market price.  The market price will be the average of the three lowest trading prices for the common stock during the fifteen prior trading days.  This note is referred to as Note E in the table below.

On October 14, 2015, the Company executed a financing transaction with an accredited investor ("Lender) which loaned the Company $37,100 on a convertible promissory note less an original issue discount (OID) of $2,100.  The OID has an unamortized balance of $1,873 at December 31, 2015.  The current portion of the note payable (net of OID) is $35,227 and $-0-, at December 31, 2015 and December 31, 2014, respectively.  The note matures on October 14, 2017 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 42% discount to the market price.  The market price will be the average of the three lowest trading prices for the common stock during the fifteen prior trading days.  This note is referred to as Note F in the table below

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

CONVERTIBLE NOTES PAYABLE

		Current		Current
	Payable	Portion	Payable	Portion
Description	at 12/31/15	at 12/31/15	at 12/31/14	at 12/31/14
Note A	$ 698,000	$ -	$ 735,000	$ 435,000
Note B	23,000	23,000	-	-
Note C	24,000	24,000	-	-
Note D	95,529	95,529	-	-
Note E	35,227	-	-	-
Note F	35,227	-	-	-
	$ 910,983	$ 142,529	$ 735,000	$ 435,000

Derivative liabilities

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.   As of December 31, 2015, the stock pricing feature for Note A above which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 417,117,892 shares.  The Company has calculated the value of this additional liability to be $702,369 and has recognized a change of earnings for the effect of such a conversion through December 31, 2015.  Additionally, the conversion features on Notes B, C, D, E and F above would have increased the stock necessary to settle the conversion feature on these Notes to approximately 98,253,949 shares.  The Company has calculated the value of this additional liability to be $123,343 and has recognized a change of earnings for the effect of such a conversion through December 31, 2015.  Total derivative liability was $825,712 and $1,319,188, as of December 31, 2015 and December 31, 2014, respectively.  As of December 31, 2015, the derivative liability is classified as $76,955 under current liabilities and $748,757 under long-term liabilities.  As of December 31, 2014, the derivative liability is classified as $780,744 under current liabilities and $538,444 under long-term liabilities.

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

December 31, 2015

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

Convertible notes E and F see Note 9: Convertible Notes Payable and Derivative Liabilities have back end notes available to the Company.  The Company does not intend to exercise these notes payable.

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

On July 10, 2012, the board of directors authorized the issuance of 13,742,000 common stock options to Jeff Stockdale, the Company’s President and Chief Operating Officer and 14,947,000 common stock options to Jeff Mitchell, the Company’s Chief Financial Officer and Secretary. These common stock options have an exercise price of $0.18.  Mr. Mitchell's 14,947,000 common stock options expired on October 6, 2015.

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

On July 22, 2013, the board of directors authorized the issuance of 750,000 common stock options to Keith White, the Company’s Chief Executive Officer and Chief Technology Officer, Jeff Stockdale, the Company's President and Chief Operating Officer, and Jeff Mitchell, the Company's Chief Financial Officer and Secretary, collectively 2,250,000 common stock options. These common stock options have an exercise price of $0.11.  Mr. Mitchell's 750,000 common stock options expired on October 6, 2015.

The options vest over four (4) years.  After one year, one-quarter (25%) of the options vest.  Thereafter, the options vest 6.25% each quarter. The options have a ten (10) year term.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

Using the Black Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500. After common stock option expirations listed above, the revised financial statement presentation impact of the value ascribed to the issuance of 15,242,000 stock options as approximately $3,902,460.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year term vesting term of the options. The estimated annual expense to the Company associated with these options is:

2016 $ 334,637
2017 $ 24,059

As of December 31, 2015, 12,008,825 of these stock options had vested and were exercisable at an average exercise price of $0.18. As of December 31, 2015, 3,233,176 were expected to be vested over the next two years. On October 6, 2015, 10,622,189 of the options vested at September 30, 2015 expired.

Stock Grant - On December 30, 2013, the Company’s Board of Directors adopted a stock grant program for officers and employees.  Originally, shares under this grant were to be issued by June 15, 2014. Jeff Stockdale and Keith White have elected defer these grants (3,352,500 each) which will remain unissued. Therefore, on August 5, 2014, the board of directors deferred the stock grant to January 1, 2015.  These shares were issued to Jeff Stockdale and Keith White on January 5, 2015 at $0.0389 per share.

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

At December 31, 2015 and 2014, the Company owed reimbursements to Officers of $2,485 and $500, respectively.  These amounts are listed under the caption Accounts payable -related parties on the Balance Sheets.

Additionally, at December 31, 2015 and 2014, the Company owed Officer compensation of $370,000 and $200,000, respectively.  These amounts are listed under the caption Accrued liabilities - related parties on the Balance Sheets.

NOTE 12:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the years ending December 31, 2014 and December 31, 2015, respectively:

	December 31, 2014	December 31, 2015
Warrants outstanding at beginning of period	2,340,000	1,340,000
Issued	-	-
Cancelled	(1,000,000)	-
Exercised	-	-
Warrants outstanding at end of period	1,340,000	1,340,000

A detail of warrants outstanding on December 31, 2015 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000	February 1, 2017

The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

NOTE 13:  COMMON STOCK

The Stockholders’ Equity section of the Company contains the following class of Common and Preferred Stock (par value $0.0001) as of:

December 31, 2014
Authorized:	400,000,000 preferred shares
2,000,000,000 common shares

Issued and outstanding:	129,941,970 common shares

See Subsequent Event Note 16 for changes to capitalization in 2016.

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

On January 5, 2015, the Company issued 6,705,000 common shares to two Executives per grants authorized on December 31, 2013 at $0.0389 per share.

On April  9, 2015, the Company issued 4,728,152 common shares for partial note payable and accrued interest conversion at $0.0196 per share.

On June 11, 2015, the Company issued 4,401,826 common shares for partial note payable and accrued interest conversion at $0.0288 per share

On August 28, 2015, the Company issued 4,413,024 common shares for partial note payable and accrued interest conversion at $0.0401 per share

On October 1, 2015, the Company issued 779,221 common shares for partial note payable and accrued interest conversion at $0.0262 per share

On October 8, 2015, the Company issued 1,111,111 common shares for partial note payable and accrued interest conversion at $0.0237 per share

On October 20, 2015, the Company issued 1,470,588 common shares for partial note payable and accrued interest conversion at $0.0165 per share

On October 27, 2015, the Company issued 897,872 common shares for partial note payable and accrued interest conversion at $0.0112 per share

On November 16, 2015, the Company issued 2,898,551 common shares for partial note payable and accrued interest conversion at $0.0178 per share

On November 24, 2015, the Company issued 3,987,097 common shares for partial note payable and accrued interest conversion at $0.0100 per share

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

On December 4, 2015, the Company issued 952,331 common shares for partial note payable and accrued interest conversion at $0.0105 per share

On December 18, 2015, the Company issued 1,618,011 common shares for partial note payable and accrued interest conversion at $0.0057 per share

On December 22, 2015, the Company issued 5,237,586 common shares for a partial note payable and accrued interest conversion at $0.00202 per share

On December 28, 2015, the Company issued 6,521,739 common shares for partial note payable and accrued interest conversion at $0.0052 per share

On December 28, 2015, the Company issued 1,743,012 common shares for partial note payable and accrued interest conversion at $0.0052 per share

As of December 31, 2015, there were 1,340,000 common stock purchase warrants outstanding. The common stock purchase warrants are exercisable at three cents ($0.03) per share.

On June 12, 2012, AWG International Water Corporation filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada changing its name from MIP Solutions, Inc. to AWG International Water Corporation and increasing the Capital Stock to consist of 500,000,000 shares of common stock, $0.001 par value and 100,000,000 of preferred stock, $0.001 par value.

December 31, 2015
Authorized:	400,000,000 preferred shares
2,000,000,000 common shares

Issued and outstanding:	177,407,091 common shares

See Subsequent Event Note 16 for changes to capitalization in 2016.

NOTE 14:  INCOME TAXES

The Company is subject to taxation in the U.S. and the State of Washington.  At December 31, 2014 and December 31, 2015, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $2,550,000 and $3,295,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $9,690,000, which expire in the year 2035. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $2,550,000 and $3,295,000 has been established at December 31, 2014 and December 31, 2015, respectively.

The significant components of the Company’s net deferred tax assets at December 31, 2014 and December 31, 2015 are as follows:

	December 31, 2014	December 31, 2015
Net operating loss carry forwards	$7,500,000	$9,690,000
Deferred tax asset	2,550,000	3,295,000
Deferred tax asset valuation allowance	(2,550,000)	(3,295,000)
Net deferred tax asset	$-	$-

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2015, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at December 31, 2014, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2015. Further, the Company currently has no open tax years, subject to audit prior to December 31, 2008. The Company is current on its federal returns and currently has no state income tax return requirements.

NOTE 15:  CORRECTION OF AN ERROR

During the current year, management discovered that the calculation for derivative liabilities was inappropriate.  The value of the underlying debt was not properly offset to the fair value of the derivative position.  The derivative loss for the year ended December 31, 2014 was overstated by $772,543. The correction for this amount reduced net loss to $1,561,232 and losses per share were reduced by $0.01.  The accompanying 2014 financials have all been corrected and restated for this error.

The quarterly financial reports for the first through third quarters of 2015 had the same error.  The correction for each quarter was $150,226, $136,836 and $19,226 for quarters one, two and three, respectively.  For each of these quarters there was a decrease in derivative liability and a decrease in loss per quarter by the same amount.

NOTE 16:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to December 31, 2015, identifying those that are required to be disclosed as follows:

On January 5, 2016 the Company issued 7,704,762 common shares at $0.0021 per share representing a partial conversion of $16,180 of the principal amount on the $38,000 Promissory Note dated June 18, 2015 described in Note 9.

On January 5, 2016, the Company issued 2,494,195 common shares at $0.00189 per share representing a partial conversion of $4,500.00 of the principal amount and $214.03 accrued interest on the $36,750 Promissory Note dated May 27, 2015 described in Note 9.

On January 6, 2016 the Company issued 4,389,474 common shares at $0.0019 per share representing a partial conversion of $6,820 of the principal amount and $1,520 of the accrued and unpaid interest amount on the $38,000 Promissory Note dated June 18, 2015 described in Note 9.

On January 12, 2016, the Company issued 4,938,381 common shares at $0.00165 per share representing a partial conversion of $7,767.00 of the principal amount and $381.33 accrued interest on the $36,750 Promissory Note dated May 27, 2015 described in Note 9.

On January 12, 2016, by resolution of the Board of Directors pursuant to a provision in the articles of incorporation designated up to 90,000,000 shares as, "Series A Preferred Stock".  The holders of the Series A Preferred Stock shall not be entitled to receive dividends paid on the Common Stock and shall not be entitled to any liquidation preference.  The Series A Preferred Stock will have the same voting rights as the Common Stock, where each share represents a single vote.  Additionally, the Series A Preferred Stock may be exchanged or converted to an equivalent number of Common Shares at any time by the shareholder so long as there is sufficient amount of unissued authorized common stock capital.

On January 12, 2016, the Board of Directors voted a reduction in annual executive compensation to $120,000 effective January 1, 2016.

On January 12, 2016, the Board of Directors authorized the issuance of 72,800,920 shares of Series “A” Preferred Stock in lieu of payment of $310,131.92 deferred accrued Executive Compensation.

The following compensation was paid to Keith White and Jeff Stockdale:

	Deferred Compensation	Share Price (1)	Number of Shares
Keith White	$130,065.96	$0.00426	30,531,915
Jeff Stockdale	$180,065.96	$0.00426	42,269,005

Note 1.  This $0.00426 represents the average market price per share of common stock as quoted over-the-counter for the preceding five (5) days.  The Series “A” Preferred has been priced based on the market price of the common stock thereby maintaining price parity.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

The accrued executive compensation was paid in the form of Series “A” Preferred shares because the utilization of common stock would have resulted in a deficit of unissued common shares reserved for various convertible notes.

On January 19, 2016, the Company acting by majority shareholder written consent authorized an additional 1,500,000,000 Common Shares of Ambient Water Corporation bringing the total authorized Common Shares to 2,000,000,000.  Additionally, the par value for all authorized Common Shares is reduced to $0.0001 from $0.001.  Also, by majority shareholder written consent, the Company authorized an additional 300,000,000 Preferred Shares of Ambient Water Corporation bringing the total authorized Preferred Shares to 400,000,000.  Additionally, the par value for all authorized Preferred Shares is reduced to $0.0001 from $0.001.  On March 7, 2016, the Company amended its Certificate of Incorporation with the Nevada Secretary of State's Office for the above changes.

On January 19, 2016, the Company issued 9,449,488 common shares at $0.00122 per share representing a partial conversion of $9,800 of the principal amount and $1,697 accrued interest on the $900,000 Promissory Note dated March 21, 2014 described in Note 9.

On January 20, 2016, the Company issued 7,472,496 common shares at $0.00165 per share representing a partial conversion of $11,733 of the principal amount and $597 accrued interest on the $36,750 Promissory Note dated May 27, 2015 described in Note 9.

On January 29, 2016, the Company issued 9,649,712 common shares at $0.00156 per share representing a partial conversion of $15,053.55 of the principal amount on the $100,000 Promissory Note dated July 23, 2015 described in Note 9.

On February 2, 2016, the Company entered into a financing transaction with an accredited investor (“Lender”) under which the Company may borrow up to Two Hundred Fifty Thousand ($250,000) dollars. The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year. The maturity date is February 2, 2017.

The Lender has loaned the Company $25,000 through February 20, 2016.  The Lender has the right, at any time, at its election, to convert all or part of the Note amount into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.005 per share of common stock, (b) fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the effective date.

On February 10, 2016, the Company issued 9,649,712 common shares at $0.00132 per share representing a partial conversion of $12,737.62 of the principal amount on the $100,000 Promissory Note dated July 23, 2015 described in Note 9.

On February 11, 2016, the Company issued 7,197,534 common shares at $0.00103 per share representing a partial conversion of $6,300.00 of the principal amount and $1,137.45 accrued interest on the $900,000 Promissory Note dated March 21, 2014 described in Note 9.

On February 22, 2016, the Company issued 9,649,712 common shares at $0.00108 per share representing a partial conversion of $10,421.69 of the principal amount on the $100,000 Promissory Note dated July 23, 2015 described in Note 9.

On March 1, 2016, the Company issued 9,649,712 common shares at $0.00102 per share representing a partial conversion of $9,842.71of the principal amount on the $100,000 Promissory Note dated July 23, 2015 described in Note 9.

On March 4, 2016, the Company issued 9,649,712 common shares at $0.000974 per share representing a partial conversion of $9,398.82 of the principal amount on the $100,000 Promissory Note dated July 23, 2015 described in Note 9.

On March 7, 2016, the Company issued 9,564,864 common shares at $0.00078 per share representing a partial conversion of $6,310.00 of the principal amount and $1,182.48 accrued interest on the $900,000 Promissory Note dated March 21, 2014 described in Note 9.

On March 8, 2016, the Company issued 9,649,712 common shares at $0.000974 per share representing a partial conversion of $9,398.82 of the principal amount on the $100,000 Promissory Note dated July 23, 2015 described in Note 9.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2015

On March 16, 2016, the Company issued 14,137,311 common shares at $0.000994 per share representing a partial conversion of $14,052.49 of the principal amount on the $100,000 Promissory Note dated July 23, 2015 described in Note 9.

On March 21, 2016, the Company issued 9,788,827 common shares at $0.00077 per share representing a partial conversion of $6,300.00 of the principal amount and $1,204.77 accrued interest on the $900,000 Promissory Note dated March 21, 2014 described in Note 9.

On March 23, 2016, the Company issued 14,137,311 common shares at $0.0009 per share representing a partial conversion of $12,723.58 of the principal amount on the $100,000 Promissory Note dated July 23, 2015 described in Note 9.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2015, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Company’s financial condition as of December 31, 2014 and 2015, and results of its operations and cash flows for the years ended December 31, 2014 and 2015, in conformity with United States generally accepted accounting principles (GAAP).

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2015, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of the date of this Annual Report:

Name	Age	Position(s)	Term of Officers (Directors)

Keith White	55	Chief Executive Officer	07/10/12 - Present
		Chief Technology Officer , Director
		Chief Financial Officer	03/21/14 - Present

Jeff Stockdale	54	President, Chief Operating Officer, Director	07/10/12 - Present

Michael Wende	58	Director	12/30/13 - Present
		Secretary	03/21/14 - Present

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

Michael Wende received his B.S. in Electrical Engineering from the University of Texas and a M.S in Electrical Engineering from the University of Idaho. From September 2013 to the present, Mr. Wende has been with Itron, Inc.  He is currently an R&D manager for smart meter reading systems. From February 2011 through May 2013, he was the Engineering Project Manager for Flyback Energy, Inc., responsible for Flyback's first production product. From November 1999 through July 2010, he acted as an Engineering Product Manager, Lead Marketing Engineer and R&D Engineering Manager and strategic marketing leader on cellular equipment for Agilent Technologies, Inc. We believe that Mr. Wende's extensive leadership, managerial experience, attributes and skills during his engineering career qualify him to be a member of the Company's Board of Directors.

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

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the Board of Directors performing these functions as of December 31, 2015 are Keith White, Jeff Stockdale, and Michael Wende.

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

Section 16(A) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. On October 23, 2014 a delinquent Form 4 was filed by 0967761 BC, Ltd. for the sale of 320,000 shares sold on June 5, 2015.

ITEM 11.  Executive Compensation

On January 1, 2014, the Board of Directors authorized the payment of salaries to named executive officers. Their base compensation is $175,000 annually.  On January 14, 2016, the Board of Directors voted a reduction in annual executive compensation to $120,000 effective January 1, 2016.  The Board of Directors has authorized executive management to establish an incentive compensation plan for 2014 based on individual, team and Company goals and intends to provide additional base compensation up to $250,000 in the future to the named executive officers.

Name							Nonqualified
And						Non-Equity	Deferred	All
Principal				Stock (2)	Option	Incentive Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Earnings	Compensation	Total
		($)(4)	($)	($)	($)	($)	($)	($)	($)
(m)	(n)	(o)	(p)	(q)	(r)	(s)	(t)	(u)	(v)

Keith White, CEO, CTO	2015	175,000	-0-	130,412	20,625	-0-	-0-	-0-	326,037
	2014	175,000	-0-	-0-	20,625	-0-	-0-	-0-	195,625

Jeff Stockdale, COO, Pres.	2015	175,000	-0-	130,412	607,399	-0-	-0-	13,649	912,811
	2014	175,000	-0-	-0-	607,399	-0-	-0-	-0-	782,399

Jeff Mitchell, CFO, Sec.(3)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	131,250	-0-	100,575	688,851	-0-	-0-	12,022	932,698

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

(4)

As of December 31, 2015, accrued and unpaid executive compensation totaled $370,000.

(5)

During 2015, the Company paid no life insurance premiums for named executive officers

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

As of January 23, 2016, most of the accrued and unpaid executive compensation has been paid in the form of Series "A" Preferred stock, $60,000 remains accrued and unpaid. The Company is authorized to offer and issue stock to the executive officers, at each employee’s option, in lieu of cash compensation.  The share price will be established by averaging the closing price of the stock, as quoted Over-the-Counter, for the five trading days prior to issuance.  See Note 15, Subsequent Events.

Stock Grants to Named Executive Officers

Subject to applicable law, the Company was authorized to grant common stock as bonus executive compensation to Keith White, Jeff Stockdale, and Jeff Mitchell, named executive officers, on or before June 15, 2014. These grants may be awarded at an earlier date conditioned upon the Company achieving cash flow break-even for any two out of three contiguous calendar months, commencing January 1, 2014 and ending May 31, 2014 or employment is terminated, the common stock will be awarded at the earlier date. On June 15, 2014, unless the stock is awarded earlier due to the aforementioned criteria, the common stock awards will be issued. However, Jeff Stockdale and Keith White have elected to defer these grants (3,352,500 each) which will remain unissued. Therefore, on August 5, 2014, the board of directors formally deferred the stock grant to January 1, 2015.  Mitchell was awarded his grant during 2014 and Stockdale and White were awarded theirs in January 2015.  Each received 3,352,500 common shares.

The common stock grants were as follows:

Keith White

3,352,500 common shares

Jeff Stockdale

3,352,500 common shares

Jeff Mitchell

3,352,500 common shares

On March 26, 2014, the Company issued 3,352,500 common shares to Jeff Mitchell at $0.03 per share in connection with the termination of his role as CFO.

On January 5, 2015, the Company issued 3,352,500 common shares each to Keith White and Jeff Stockdale at $0.0389 per share.

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

Outstanding Equity Awards at Fiscal Year End

This table includes outstanding equity awards to Named Executive Officers on an award-by-award basis.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Jeff Stockdale (1)	11,165,075	2,576,925	0	0.18	07/09/2022	0	0	0	0
Jeff Mitchell (2)	-0-	-0-	-0-	0.18	10/06/15	0	0	0	0
Keith White (3)	421,875	328,125	0	0.11	07/21/2023	0	0	0	0
Jeff Stockdale (3)	421,875	328,125	0	0.11	07/21/2023	0	0	0	0
Jeff Mitchell (4)	0	0	0	0.11	10/06/15	0	0	0	0

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

(3)

Original award totaled 2,250,000. Common stock options vest at 25% on July 22, 2014 and will vest quarterly thereafter at the rate of 6.25% or 140,625 option shares quarterly. Vesting quarters are October 22, January 22, April 22 and July 22.  On, October 6, 2015, Mr Mitchell's 750,000 common stock options expired.

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

Grants of Plan-Based Awards

On July 10, 2012, the board of directors authorized the issuance of 13,742,000 common stock options to Jeff Stockdale, the Company's President and Chief Operating Officer, and 14,947,000 common stock options to Jeff Mitchell, at that time, the Company's Chief Financial Officer and Secretary. These common stock options have an exercise price of $0.18.  On July 6, 2015, Jeff Mitchell tendered his resignation as a member of the Board of Directors effective June 30, 2015. Stock options for Jeff Mitchell vested through June 30, 2015.  All of Mr. Mitchell's unexercised stock options expired on October 6, 2015.

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

On July 22, 2013, the board of directors authorized the issuance of 750,000 common stock options to Keith White, the Company’s Chief Executive Officer and Chief Technology Officer, Jeff Stockdale, the Company's President and Chief Operating Officer, and Jeff Mitchell, at that time the Company's Chief Financial Officer and Secretary, collectively 2,250,000 common stock options. These common stock options have an exercise price of $0.11. On July 22, 2014, twenty-five percent (25%) of the options vest.  Thereafter, the options vest at six and a quarter percent (6.25%) each quarter. The common stock options have a ten (10) year exercise term.  On July 6, 2015, Jeff Mitchell tendered his resignation as a member of the Board of Directors effective June 30, 2015. Stock options for Jeff Mitchell vested through June 30, 2015.  All of Mr. Mitchell's unexercised stock options expired on October 6, 2015.

Using the Black Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500. After common stock option expirations listed above. the revised financial presentation impact of the value ascribed to the issuance of 15,242,000 stock options as approximately $3,902,460. The Company will recognize the expense of issuing these options using the straight-line method over the 4-year term vesting term of the options. The estimated annual expense to the Company associated with these options is:

2016 $ 688,875
2017 $ 36,089

Employment Agreements

The Company currently has no employment agreements with any named executive officer.

Director Compensation

During 2015, the Company did not pay compensation to any member of our Board of Directors for services as a Director.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 177,407,091 shares of common stock outstanding as of December 31, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of warrants and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2015. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a)  Name of Beneficial Owner of Certain Beneficial Owners

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class(8)
Common	Keith White	27,731,426 (3)	15.59%
Common	Robb Perkinson	23,185,903 (4)	13.07%
Common	Jeff Stockdale	17,779,450 (5)	9.41%
Common	Jeff Mitchell	4,178,946 (6)	2.36%
Common	Michael T. Wende	8,791,249 (7)	4.96%
Total		80,209,205	45.39%

(1)

Address is 7721 East Trent Ave., Spokane Valley, WA 99212

(2)

Ownership is direct unless stated otherwise in a footnote.

(3)

Includes 12,368,113 shares owned by 0967761 BC, Ltd.  Keith White has voting and dispositive control over the 0967761 BC Ltd. shares.  Includes 421,875 common shares underlying vested exercisable $0.11 common stock options.

(4)

Includes 10,245,500 shares owned by XLR8 Marketing, Inc.  Robb Perkinson has voting and dispositive authority over the XLR8 Marketing, Inc. shares.

(5)

Includes 6,192,500 common shares and 11.165,075 common shares underlying vested exercisable $0.18 common stock options and 421,875 common shares underlying vested exercisable $0.11 common stock options.

(6)

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

(b)  Security Ownership of Management.

Security Ownership of Management
Title of Class	Name of and Address of Beneficial Owner (1)	Amount and nature of Beneficial Ownership (2)	Percent of Class (6)
Common	Keith White	27,731,426 (3)	15.59%
Common	Jeff Stockdale	17,779,450 (4)	9.41%
Common	Michael Wende	8,791,249 (5)	4.96%

(1)

Ownership is direct unless noted otherwise

(2)

Address is 7721 East Trent Ave., Spokane Valley, WA 99212

(3)

Includes 12,368,113 shares owned by 0967761 BC Ltd.  Keith White has voting and dispositive control over the 0967761 BC, Ltd. shares.  Includes 421,875 common shares underlying vested exercisable $0.11 common stock options.

(4)

Includes 6,192,500 common shares and 11.165,075 common shares underlying vested exercisable $0.18 common stock options and 421,875 common shares underlying vested exercisable $0.11 common stock options.

(5)

Includes 675,500 common shares held in the name of Michael T. and Joanne B. Wende.

(6)

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

On January 5, 2015, Keith White and Jeff Stockdale were each issued 3,352,500 shares of common stock pursuant to a grant authorized on December 31, 2013.

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

On July 22, 2013, the Board of Directors authorized the issuance of 750,000 common stock options to Keith White, the Company’s Chief Executive Officer and Chief Technology Officer, Jeff Stockdale, the Company's President and Chief Operating Officer, and Jeff Mitchell, the Company's then Chief Financial Officer and Secretary, collectively 2,250,000 common stock options. These common stock options have an exercise price of $0.11.  Mr. Mitchell's 750,000 common stock options expired on October 6, 2015.

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

Certain and Related Transactions Involving Ambient Water, Inc. formerly, AWG International, Inc.

During fiscal years ending 2015 and 2014, the Company paid as reimbursements, Keith White, Jeff Stockdale, and Jeff Mitchell for expenses advanced on behalf of the Company. These expenses have been included in general and administrative expenses for the periods ending December 31, 2015 and December 31, 2014 and are expenses from related parties (through common ownership) totaling approximately $20,398 and $31,194, respectively.

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

Director Independence

As of December 31, 2015, the Company has three (3) Directors serving on the Board of Directors, Messrs. White, Stockdale and Wende. The Company is not currently a listed issuer and, as such, is not subject to any director independence standards using the definition of independence set forth in the Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.  Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s public accounting firm for the audit and the reviews of the Company’s financial statements for the years ended December 31, 2014 and December 31, 2015, were $34,250 and $36,450, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred $6,500 in fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

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

The Company’s principle auditor and its affiliated firm completed all of the audit without the assistance of any other firms.

PART IV

ITEM 15.  Exhibits

Exhibit Number	Description of Exhibit	Location of Exhibit
2.1	Form of Share Exchange Agreement between AWG International Water Corporation and AWG International, Inc.	8-K filed July 16, 2012
2.2	Share Exchange Agreement between MIP Solutions, Inc. and AWG International, Inc. dated June 7, 2010	8-K filed June 10, 2010
3.1	Articles of Incorporation of MIP Solutions, Inc. now known as AWG International Water Corporation	SB-2 filed April 5, 2007
3.2	Articles of Amendment of MIP Solutions, Inc. dated June 12, 2012	8-K filed June 13, 2012
3.3	Articles of Incorporation of AWG International, Inc.	8-K filed July 16, 2012
3.4	Certificate of Amendment Ambient Water Corporation	8-K filed June 26, 2014
3.5	Certificate of Amendment Ambient Water, Inc.	8-K filed June 26, 2014
3.6	Certificate of Designation	8-K filed January 19, 2016
3.7	Certificate of Amendment	8-K filed March 9, 2016
3. 8	Bylaws of AWG International, Inc., now known as Ambient Water, Inc.	8-K filed July 16, 2012
3.9	Bylaws MIP Solutions, Inc., now known as Ambient Water Corporation	SB-2 filed April 5, 2007
10.1	MIP Solutions, Inc. 2008 Stock Plan	8-K filed September 17, 2008
10.2	Form of Warrant Agreement associated with Unit Equity Offering pursuant to Regulation D Rule 506	10-K filed May 10, 2012
10.3	Financial Advisory Agreement with Frontier Mutual, LLC dated January 12, 2012	10-K filed May 10, 2012
10.4	Form of Registration Rights Agreement	8-K/A filed December 18, 2015
10.5	Form of Securities Purchase Agreement	8-K/A filed December 185 2015
10.6	Form of Convertible Promissory Note	8-K filed March 21, 2014
10..7	2012 Stock Option Plan	8-K filed July 16, 2012
10.8	White Stock Option Agreement	8-K filed July 25, 2013
10.9	Mitchell Stock Option Agreement	8-K filed July 16, 2012
10.10	Mitchell Stock Option Agreement	8-K filed July 25, 2013
10.11	Stockdale Stock Option Agreement	8-K filed July 16, 2012
10.12	Stockdale Stock Option Agreement	8-K filed July 25, 2013
10.13	Form of Resignation and Separation Agreement Mitchell	8-K filed March 21, 2014
10.14	License Agreement Everest Water to CanAmera Management dated April 13, 2010	8-K/A filed September 18, 2012
10.15	License Agreement CanAmera Mgmt to AWG International dated April 13, 2010	8-K/A filed September 18, 2012
10.16	G2 Patent Assignment from K. White to AWG International dated February 14, 2012	8-K/A filed September 18, 2012
10.17	G3 Patent Application Assignment from K. White to AWG International dated November 19, 2010	8-K/A filed September 18, 2012
10.18	G4/G5 Patent Application Assignment from K. White to AWG International dated April 19, 2012	8-K/A filed September 18, 2012
10.19	G2 Declaration of Assignment Everest to AWG dated February 17, 2012	8-K filed November 20, 2012
10.20	G2 Assignment from AWG to Keith White and Rae Anderson dated February 17, 2012	8-K filed November 20, 2012
10.21	Amended Coghlan Family Corporation Promissory Note titled Memorandum of Understanding dated August 1, 2012	8-K filed November 20, 2012
10.22	Form of Private Label Agreement	8-K filed November 20, 2012
10.23	Declaration of Assignment to Everest Water, Ltd. to AWG dated February 14, 2013	8-K filed February 19, 2013
10.24	Patent Assignment AWG to Inventors dated February 14, 2013	8-K filed February 19, 2013
10.25	Patent Assignment Keith White to AWG dated February 14, 2013	8-K filed February 19, 2013
10.26	Consulting Agreement with Frontier Mutual, LLC dated February 5, 2013	8-K filed February 8, 2013
10.27	Memorandum of Understanding Coghlan Family Corporation Promissory Note dated February 1, 2013	10-K filed April 11, 2013
14	Code of Ethics	10-K filed May 10, 2012
21	Subsidiaries of the registrant	8-K filed July 16, 2012
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, White – CEO	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, White - CFO	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, White - CEO	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, White - CFO	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWG International Water Corporation

Date: March 25, 2016	/s/ Keith White _________________________

By: Keith White Title: Chief Executive Officer (Principal Executive Officer)
Date: March 25, 2016	/s/ Keith White _________________________

By: Keith White Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 25, 2016	/s/ Keith White _________________________
By: Keith White
Title: Director
Date: March 25, 2016	/s/ Jeff Stockdale _________________________
By: Jeff Stockdale
Title: Director
Date: March 25, 2016	/s/ Michael Wende _________________________
By: Michael Wende
Title: Director