Form 10-Q
period 2016-03-31
Ambient Water Corp
filed 2016-05-13
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0416 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    [X]     No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  May 12, 2016 there were 524,489,792 shares of the Company’s common stock were issued and outstanding.

AMBIENT WATER CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2016

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

27

ITEM 1.  LEGAL PROCEEDINGS

27

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

27

ITEM 4.  MINE SAFETY DISCLOSURES

27

ITEM 5.  OTHER INFORMATION

27

ITEM 6.  EXHIBITS

28

SIGNATURES

29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMBIENT WATER CORPORATION Consolidated Balance Sheets As of March 31, 2016 and December 31, 2015

	March 31, 2016
	(unaudited)	December 31, 2015
ASSETS
Current assets
Cash	$ 9,271	$ 820
Accounts receivable	10,007	13,765
Deposit on product (Note 2)	49,693	51,959
Inventory (Note 3)	6,995	1,497
Prepaid asset	8,772	15,658

Total current assets	84,738	83,699

Fixed assets (Note 4)	29,383	33,789

Other assets
Technology acquisition (Note 1)	16,788	18,886

Total assets	$ 130,909	$ 136,374

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 73,482	$ 54,629
Accounts payable - related parties (Note 8)	12,955	2,485
Accrued liabilities (Note 5)	73,467	84,116
Accrued liabilities - related parties (Note 8)	122,368	370,000
Notes payable - current portion (Note 6)	56,371	142,529
Derivative liability - current portion (Note 6)	79,261	76,955

Total current liabilities	417,904	730,714

Notes payable (Note 6)	740,268	768,454
Accrued interest	116,225	102,884
Derivative liability (Note 6)	1,178,126	748,757

Total long-term liabilities	2,034,619	1,620,095

Total liabilities	2,452,523	2,350,809

Commitments & contingencies (Note 7)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.0001, 400,000,000 shares authorized 72,800,920 and -0- shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively (Note 10)	7,280	-
Common stock, par value $0.0001, 2,000,000,000 shares authorized, 326,580,006 and 177,407,091 shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively (Note 10)	32,659	17,741
Paid-in-capital	9,724,371	8,800,842
Retained deficit	(12,085,924)	(11,033,018)
Total shareholders' deficit	(2,321,614)	(2,214,435)

Total liabilities and shareholders' deficit	$ 130,909	$ 136,374

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Operations For the three months ended March 31, 2016 and 2015
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)

Sales	$ 1,125	$ 30,316
Cost of sales	520	19,338

Gross profit	605	10,978

GENERAL AND ADMINISTRATIVE EXPENSES:
Travel and entertainment	60	9,129
Professional fees	45,889	57,566
Executive compensation	60,000	87,500
Stock option compensation (non-cash)	157,007	582,543
Impairment loss on inventory	-	-
Other	32,457	75,597

Total General and Administrative Expenses	295,413	812,335

Operating loss	(294,808)	(801,357)

OTHER INCOME(EXPENSE):
Finance charge	-	(15)
Interest and penalties	(25,551)	(19,849)
Loss on derivative instruments	(732,547)	(182,644)
Net loss before income taxes	(1,052,906)	(1,003,865)
Income taxes	-	-
Net loss	$ (1,052,906)	$ (1,003,865)

Net loss per common share:
Basic and fully diluted	$ -	$ (0.01)

Weighted average number of common shares:
Basic and fully diluted	244,697,440	136,274,470

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Cash Flows For the three month ended March 31, 2016 and 2015

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (1,052,906)	$ (1,003,865)
Adjustments to reconcile net loss:
Depreciation and amortization	6,504	7,184
Stock issued for accrued liability	310,132	-
Stock based compensation	157,007	582,544
Loss on derivative liability	732,547	182,644
Changes in assets and liabilities:
Accounts receivable	3,758	1,715
Deposits	9,152	15,703
Inventory	(5,498)	21,361
Accounts payable	29,323	(15,290)
Other accruals	(231,568)	51,698

Net cash used by operating activities	(41,549)	(156,306)

Cash flows from investing activities:
Fixed assets	-	(1,040)

Net cash used by investing activities	-	(1,040)

Cash flows from financing activities:
Borrowings on notes payable	50,000	148,500

Net cash provided by financing activities	50,000	148,500

Increase (decrease) in cash	8,451	(8,846)

Cash, beginning of period	820	56,121

Cash, end of period	$ 9,271	$ 47,275

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -

Non-cash investing and financing activities:
Stock issued for note and interest conversion	$ 478,588	$ -
Stock issued for accrued liability	$ 310,132	$ -

See accompanying condensed notes to the interim consolidated financial statements.

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2016.  The interim unaudited condensed consolidated financial statements as of and for the three (3) months ended March 31, 2016 and 2015, respectively should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America have been made.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

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

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

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

•

Update 2015-16 - Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

•

Update 2015-15 – Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)

•

Update 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

•

Update 2015-11 - Inventory (Topic 330): Simplifying the Measurement of Inventory

•

Update 2015-08 - Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115  (SEC Update)

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

•

Update No. 2015-03 – Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

•

Update 2015-17 - Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

•

Update 2016-01 - Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

•

Update No. 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis

•

Update 2016-09 - Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting

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

Warranty Expense

In 2014, the Company established a product warranty reserve, set at five percent (5%) of sales. For the quarters ending March 31, 2016 and 2015, the Company charged $50 and $231, respectively to the expense line Sales Reserve and increased the corresponding liability - Product Warranty Reserve in the same amount.  At March 31, 2016 and December 31, 2015, there was a balance of $13,086 and $13,036, respectively in the product warranty reserve account which is shown in accrued liabilities. Additionally, during the quarters ended March 31, 2016 and 2015, the Company charged $636 and $8,362, respectively to the expense line warranty expense shown under other general and administrative expense.

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

NOTE 2:  DEPOSITS ON PRODUCT

At March 31, 2016 and December 31, 2015, there was a balance of $49,693 and $51,959, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 3:  INVENTORY

At March 31, 2016 and December 31, 2015, the Inventory balance was $6,995 and $1,497, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company strives to maintain a small inventory of Model 2500 units and an inventory of filters that are used both in the manufacture of new units and as replacements in previously sold units.  The Company had no Model 2500 units in inventory at March 31, 2016 or at December 31, 2015.

NOTE 4:  FIXED ASSETS

At March 31, 2016 and December 31, 2015, the net Fixed Assets balance was $29,383 and $33,789, respectively.  The Company purchases demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of March 31, 2016 and December 31, 2015, the Company has recognized $34,735 and $30,3285, respectively, of accumulated depreciation.  As of March 31, 2016 and 2015, the Company recognized $4,407 and $5,085 for depreciation expenses, respectively.

NOTE 5:  ACCRUED LIABILITIES

At March 31, 2016 and December 31, 2015, the Accrued Liabilities balance was $73,467 and $84,116, respectively.  The Company accrues unpaid wages, consulting costs, accrued notes payable interest and accrued Internal Revenue Service penalty and interest in Accrued Liabilities.  See Note 8 - Related Party Transactions.

NOTE 6:  CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

The Lender has loaned the Company $900,000 through March 31, 2015.  On October 6, 2014, The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 common shares.  Additionally, on April 9, 2015, the Lender converted $40,000 of the outstanding principal and associated interest into 4,728,152 common shares.  Again on June 11, 2015 the Lender converted $30,000 of the outstanding principal and associated interest into 4,401,826 common shares. Also, on August 28, 2015 the Lender converted $58,000 of the outstanding principal and associated interest into 4,413,024 common shares. Again on December 22, 2015 the Lender converted $9,000 of the outstanding principal and associated interest into 5,237,586 common shares. During the quarter ended March 31, 2016, the Lender converted $28,710 of the outstanding principal and associated interest into 36,000,713 common shares.  The outstanding principal on this Note is $669,290 and $698,000, at March 31, 2016 and December 31, 2015, respectively.  The current portion of this note payable is $-0- and $-0-, at March 31, 2016 and December 31, 2015, respectively.  The Lender has the right, at any time, at its election, to convert all or part of the Note amount into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.04 per share of common stock, (b) fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the effective date.

Effective September 21, 2015, we amended our $900,000 note dated March 21, 2014.  The following terms were amended:

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

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

Section 6 of the Note is hereby revised and restated in its entirety as follows:

6. Payment. The Borrower may not prepay this Note prior to the Maturity Date or the Extended Maturity Date. Within six (6) days prior to the Maturity Date or Extended Maturity Date, the Borrower shall provide the Lender with a written notice to pay the Note Amount on the Maturity Date or Extended Maturity Date. Within three (3) days of receiving written notice, the Lender shall elect to either (a) accept payment of the Note Amount or (b) convert any part of the Note Amount into shares of Common Stock. If the Lender elects to convert part of the Note Amount into shares of Common Stock, then the Borrower shall pay the remaining balance of the Note Amount by the Maturity Date or Extended Maturity Date.  The Borrower may not prepay this Note prior to the Maturity Date or the Extended Maturity Date.

Section 11 of the Note is hereby revised and restated in its entirety as follows:

11. Remedies. In the event of any default, the Note Amount shall become immediately due and payable at the Mandatory Default Amount. The Mandatory Default Amount shall be 150% of the Note Amount. Commencing five (5) days after the occurrence of any event of default that results in the eventual acceleration of this Note, the interest rate on the Mandatory Default Amount shall accrue at a default interest rate equal to the lesser of ten percent (10%) per annum or the maximum rate permitted under applicable law. In connection with such acceleration described herein, the Lender need not provide, and the Borrower hereby waives, any presentment, demand, protest or other notice of any kind, and the Lender may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. While the Mandatory Default Amount is outstanding and default interest is accruing, the Lender shall have all rights as a holder of this Note until such time as the Lender receives full payment pursuant to this paragraph, or has converted all the remaining Mandatory Default Amount and any other outstanding fees and interest into Common Stock under the terms of this Note. In the event of any default and at the request of the Lender, the Borrower shall file a registration statement with the SEC to register all shares of Common Stock issuable upon conversion of this Note that are otherwise not eligible to have their restrictive transfer legend removed under Rule 144of the Securities Act. Nothing herein shall limit Lender’s right to pursue any other remedies available to it at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief with respect to the Borrower’s failure to timely deliver certificates representing shares of Common Stock upon conversion of this Note as required pursuant to the terms hereof. The Borrower may only pay the full balance of the Mandatory Default Amount, and may not make partial payments unless agreed upon by the Lender. If the Borrower desires to pay the Mandatory Default Amount, then the Borrower shall provide the Lender with six (6) days prior written notice of payment. Within three (3) days of receiving written notice, the Lender shall elect to either (a) accept payment, or (b) convert any part of the payment into shares of Common Stock. If the Lender elects to convert part of the payment into shares of Common Stock, then the Borrower shall pay the remaining balance of the Mandatory Default Amount.

The effect of the Addendum is that the Note will remain in full force and effect except as specifically modified by the Addendum.  In the event of a conflict between the Addendum and the Note, the terms of the Addendum will govern.

On March 27, May 6, and June 18, 2015, the Company entered into three financing transactions with an accredited investor ("Lender”) which loaned the Company $48,500, $43,000 and $38,000, respectively, on three separate convertible promissory notes totaling $129,500.  On October 1, 2015, The Lender converted $12,000 of the outstanding principal into 779,221 common shares.  Additionally, on October 8, 2015, the Lender converted $15,000 of the outstanding principal into 1,111,111 common shares. Again on October 20, 2015, the Lender converted $15,000 of the outstanding principal into 1,470,488 common shares. Again on October 27, 2015, the Lender converted $6,500 of the outstanding principal and

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

accrued interest into 897,872 common shares. Again on November 16, 2015, the Lender converted $20,000 of the outstanding principal into 2,898,551 common shares. Again on November 24, 2015, the Lender converted $23,000 of the outstanding principal and accrued interest into 3,987,097 common shares. Again on December 28, 2015, the Lender converted $15,000 of the outstanding principal into 6,521,739 common shares.  During the quarter ended March 31, 2016, the Lender converted the remaining $23,000 of outstanding principal and accrued interest into 12,094,236 common shares.

The current portion of the notes payable is $-0- and $23,000, at March 31, 2016 and December 31, 2015, respectively. The remaining note matures on March 20, 2016 (the "Maturity Dates") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares after 180 days.  The conversion price will be variable and based on a 42% discount to the market price.  The market price will be the average lowest five trading prices for the common stock during the ten day trading period ending on the latest complete trading day prior to conversion.  The Lender has limited its ability to convert the debt into common shares to no more than 4.99% of the Company’s outstanding common stock.  The Lender can waive this limitation upon 61 days advance notice.  This note is referred to as Note B in the table below.

On May 27, 2015, the Company entered into a financing transaction with an accredited investor ("Lender”) which loaned the Company $36,750 on a convertible promissory note. On December 4, 2015, the Lender converted $4,750 of the outstanding principal and interest into 952,331 common shares. Again on December 18, 2015, the Lender converted $4,000 of the outstanding principal and interest into 1,618,011 common shares. Again on December 28, 2015, the Lender converted $4,000 of the outstanding principal and interest into 1,743,012 common shares.  During the quarter ended March 31, 2016, the Lender converted the remaining $24,000 of outstanding principal and associated interest into 14,905,072 common shares.

The current portion of the note payable is $-0- and $24,000, at March 31, 2016 and December 31, 2015, respectively. The note matures on May 27, 2016 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 40% discount to the market price.  The market price will be the average of the two lowest closing prices for the common stock during the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company.  This note is referred to as Note C in the table below.

On July 27, 2015, the Company executed a financing transaction dated July 23, 2015 with an accredited investor ("Lender”) which loaned the Company $100,000 on a convertible promissory note less an original issue discount (OID) of $8,000. During the quarter ended March 31, 2016, the Lender converted $93,629 of outstanding principal and accrued interest into 86,172,894 common shares. The OID has an unamortized balance of -0- and $4,471 at March 31, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $6,371 and $95,529, at March 31, 2016 and December 31, 2015, respectively.  The note matures on July 23, 2016 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Ten (10%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 40% discount to the market price.  The market price will be the average of the four lowest trades, tossing out the lowest of the four, for the common stock during the twenty prior trading days to the date of conversion.  The note is referred to as Note D in the table below.

On October 14, 2015, the Company executed a financing transaction with an accredited investor ("Lender”) which loaned the Company $37,100 on a convertible promissory note less an original issue discount (OID) of $2,100.  The OID has an unamortized balance of $1,612 and $1,873 at March 31, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $35,489 and $35,227, at March 31, 2016 and December 31, 2015, respectively.  The note matures on October 14, 2017 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 42% discount to the market price.  The market price will be the average of the three lowest trading prices for the common stock during the fifteen prior trading days.  This note is referred to as Note E in the table below.

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

On October 14, 2015, the Company executed a financing transaction with an accredited investor ("Lender”) which loaned the Company $37,100 on a convertible promissory note less an original issue discount (OID) of $2,100.  The OID has an unamortized balance of $1,612 and $1,873 at March 31, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $35,489 and $35,227, at March 31, 2016 and December 31, 2015, respectively.  The note matures on October 14, 2017 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 42% discount to the market price.  The market price will be the average of the three lowest trading prices for the common stock during the fifteen prior trading days.  This note is referred to as Note F in the table below.

On February 2, 2016, the Company entered into a financing transaction with an accredited investor (“Lender”) under which the Company may borrow up to Two Hundred Fifty Thousand ($250,000) dollars. The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year. The maturity date is twelve months from the Effective Date. The Lender has the right, at any time after the Effective Date, at its election, to convert all or part of the Note Amount into shares of common stock.  The conversion price shall be the lesser of (a) $0.005 per share of common stock or (b) Fifty Percent (50%) of the average of the three lowest trade prices on three separate trading days, or (c) the lowest effective price per share granted to any person or entity, but excluding officers and directors of the Borrower.  The Lender has loaned the Company $50,000 through March 31, 2016. The current portion of the note payable is $50,000 and $-0-, at March 31, 2016 and December 31, 2015, respectively.  This Note is referred to as Note G in the table below.

CONVERTIBLE NOTES PAYABLE

		Current		Current
	Payable	Portion	Payable	Portion
Description	at 3/31/16	at 3/31/16	at 12/31/15	at 12/31/15
Note A	$ 669,290	$ -	$ 698,000	$ -
Note B	-	-	23,000	23,000
Note C	-	-	24,000	24,000
Note D	6,371	6,371	95,529	95,529
Note E	35,489	-	35,227	-
Note F	35,489	-	35,227	-
Note G	50,000	50,000	-	-
	$ 796,639	$ 56,371	$ 910,983	$ 142,529

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.   As of March 31, 2016, the stock pricing feature for Note A above which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 1,043,688,000 shares.  The Company has calculated the value of this additional liability to be $1,095,872 and has recognized a change of earnings for the effect of such a conversion through March 31, 2016.  Additionally, the conversion features on Notes B through G above would have increased the stock necessary to settle the conversion feature on these Notes to approximately 169,682,768 shares.  The Company has calculated the value of this additional liability to be $161,515 and has recognized a change of earnings for the effect of such a conversion through March 31, 2016.  Total derivative liability was $1,257,387 and $825,712, as of March 31, 2016 and December 31, 2015, respectively.  As of March 31, 2016, the derivative liability is classified as $79,261 under current liabilities and $1,178,126 under long-term liabilities.  As of December 31, 2015, the derivative liability is classified as $76,955 under current liabilities and $748,757 under long-term liabilities.

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

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

In August 2012, information came to the Company’s attention which raised questions about the enforceability, validity and scope of protection relating to the Everest Water patents, the Everest Water/CanAmera Management License Agreement and subsequent patent assignments ("G2 Asset") which were associated with the License Agreement. For further discussion, see Note 1 on Technology Acquisition.

On September 18, 2015, Ambient Water Corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with accredited investor, River North Equity, LLC (“River North”). Under the Purchase Agreement, the River North has agreed to purchase from the Company up to an aggregate of $5 million worth of shares of common stock, par value $0.0001 per share (“Common Stock”), of the Company, from time to time, subject to limitations. These agreements were updated and revised on December 11, 2015.

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

Convertible notes E and F see Note 6: Convertible Notes Payable and Derivative Liabilities have back end notes available to the Company.

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

March 31, 2016

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

On July 10, 2012, the Board of Directors authorized the issuance of 13,742,000 common stock options to Jeff Stockdale, the Company’s President and Chief Operating Officer and 14,947,000 common stock options to Jeff Mitchell, the Company’s then Chief Financial Officer and Secretary.  These common stock options have an exercise price of $0.18.  Mr. Mitchell’s common stock options expired on September 29, 2015.

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

Using the Black-Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  As of March 31, 2016, 17,197,000 of the original 32,439,000 stock options had expired.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year vesting term of the options.  The estimated annual expense to the Company associated with these options as of March 31, 2016 is:

2017 $ 24,059

As of March 31, 2016, 12,961,150 of these stock options had vested and were exercisable at an average exercise price of $0.18.  As of March 31, 2016, 2,280,851 were expected to be vested over the next two years.

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

At March 31, 2016 and December 31, 2015, the Company owed reimbursements to Officers of $12,955 and $2,485, respectively.  These amounts are listed under the caption Accounts payable -related parties on the Balance Sheets.

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

Additionally, at March 31, 2016 and December 31, 2015, the Company owed Officer compensation of $122,368 and $370,000, respectively.  These amounts are listed under the caption Accrued liabilities - related parties on the Balance Sheets.

NOTE 9:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the three months and year ending March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
Warrants outstanding at beginning of period	1,340,000	1,340,000
Issued	-	-
Cancelled	-	-
Exercised	-	-
Warrants outstanding at end of period	1,340,000	1,340,000

A detail of warrants outstanding on March 31, 2016 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000	2/1/2017

The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.

NOTE 10:  PREFERRED STOCK AND COMMON STOCK

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

On June 11, 2015, the Company issued 4,401,826 common shares for partial note payable and accrued interest conversion at $0.0288 per share.

On August 28, 2015, the Company issued 4,413,024 common shares for partial note payable and accrued interest conversion at $0.0401 per share.

On October 1, 2015, the Company issued 779,221 common shares for partial note payable and accrued interest conversion at $0.0262 per share.

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

On October 8, 2015, the Company issued 1,111,111 common shares for partial note payable and accrued interest conversion at $0.0237 per share.

On October 20, 2015, the Company issued 1,470,588 common shares for partial note payable and accrued interest conversion at $0.0165 per share.

On October 27, 2015, the Company issued 897,872 common shares for partial note payable and accrued interest conversion at $0.0112 per share.

On November 16, 2015, the Company issued 2,898,551 common shares for partial note payable and accrued interest conversion at $0.0178 per share.

On November 24, 2015, the Company issued 3,987,097 common shares for partial note payable and accrued interest conversion at $0.0100 per share.

On December 4, 2015, the Company issued 952,331 common shares for partial note payable and accrued interest conversion at $0.0105 per share.

On December 18, 2015, the Company issued 1,618,011 common shares for partial note payable and accrued interest conversion at $0.0057 per share.

On December 22, 2015, the Company issued 5,237,586 common shares for a partial note payable and accrued interest conversion at $0.00202 per share.

On December 28, 2015, the Company issued 6,521,739 common shares for partial note payable and accrued interest conversion at $0.0052 per share.

On December 28, 2015, the Company issued 1,743,012 common shares for partial note payable and accrued interest conversion at $0.0052 per share.

March 31, 2016
Authorized:	400,000,000 preferred shares
2,000,000,000 common shares
Issued and outstanding:	72,800,920 preferred shares 326,580,006 common shares

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

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

On January 5, 2016, the Company issued 7,704,762 common shares for partial note payable conversion at $0.0021 per share.

On January 5, 2016, the Company issued 2,494,195 common shares for partial note payable and accrued interest conversion at $0.00189 per share.

On January 6, 2016, the Company issued 4,389,474 common shares for partial note payable and accrued interest conversion at $0.0019 per share.

On January 12, 2016, the Company issued 4,938,381 common shares for partial note payable and accrued interest conversion at $0.00165 per share.

On January 20, 2016, the Company issued 7,472,496 common shares for partial note payable and accrued interest conversion at $0.00165 per share.

On January 15, 2016, the Company issued 9,449,488 common shares for partial note payable and accrued interest conversion at $0.00122 per share.

On January 29, 2016, the Company issued  9,649,712 common shares for partial note payable conversion at $0.00156 per share.

On February 10, 2016, the Company issued 9,649,712 common shares for partial note payable conversion at $0.00132 per share.

On February 11, 2016, the Company issued 7,197,534 common shares for partial note payable and accrued interest conversion at $0.001030 per share.

On February 22, 2016, the Company issued 9,649,712 common shares for partial note payable conversion at $0.00108 per share.

On March 1, 2016, the Company issued 9,649,712 common shares for partial note payable conversion at $0.00102 per share.

On March 4, 2016, the Company issued 9,649,712 common shares for partial note payable conversion at $0.000974 per share.

On March 7, 2016, the Company issued 9,564,864 common shares for partial note payable and accrued interest conversion at $0.000780 per share.

On March 8, 2016, the Company issued 9,649,712 common shares for partial note payable conversion at $0.000974 per share.

On March 16, 2016, the Company issued 14,137,311 common shares for partial note payable conversion at $0.000994 per share.

On March 21, 2016, the Company issued 9,788,827 common shares for partial note payable and accrued interest conversion at $0.000770 per share.

On March 23, 2016, the Company issued 14,137,311 common shares for partial note payable conversion at $0.000900 per share.

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

NOTE 11:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At March 31, 2016 and December 31, 2015, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $3,685,000 and $3,295,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $10,830,000, which expire in the year 2035.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $3,685,000 and $3,295,000 has been established at March 31, 2016 and December 31, 2015, respectively.

The significant components of the Company’s net deferred tax assets at March 31, 2106 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Net operating loss carry forwards	$10,830,000	$9,690,000
Deferred tax asset	$3,685,000	$3,295,000
Deferred tax asset valuation allowance	(3,685,000))	(3,295,000)
Net deferred tax asset	$-	$-

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2016, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at March 31, 2016 and December 31, 2015, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2014.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2012.  The Company is current on its federal returns and currently has no state income tax return requirements.

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

NOTE 12:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to March 31, 2016, identifying those that are required to be disclosed as follows:

On April 1, 2016, the Company issued 13,958,137 common shares for a partial note payable and accrued interest conversion at $0.00075 per share.

On April 7, 2016, the Company issued 16,065,753 common shares for a partial note payable and accrued interest conversion at $0.00075 per share.

On April 7, 2016, the Company entered into an updated and revised Securities Purchase Agreement and a Registration Rights Agreement with accredited investor, River North Equity, LLC. These two agreements replace the identically named agreements that we entered into with River North Equity, LLC on December 11, 2015. These agreements modified language in the Definitions section, updated information concerning our capital structure, our DWAC eligibility, financial information and other changes reflected in our Periodic Reports which we file with the Securities and Exchange Commission. Additionally, the Company has elected to register 90,000,000 common shares as stated in Note 7.

On April 8, 2016, the Company issued 14,040,790 common shares for a partial note payable and accrued interest conversion at $0.00088 per share.

On April 19, 2016, the Company issued 6,307,822 common shares for a partial note payable and accrued interest conversion at $0.0007927 per share.

On April 25, 2016, the Company issued 16,877,589 common shares for a partial note payable and accrued interest conversion at $0.00067 per share.

On May 2, 2016, the Company issued 15,264,929 common shares for a partial note payable and accrued interest conversion at $0.0007927 per share.

On May 2, 2016, the Company issued 17,631,411 common shares for a partial note payable and accrued interest conversion at $0.00067 per share.

On May 3, 2016, the Company issued 13,165,887 common shares for a partial note payable and accrued interest conversion at $0.0007927 per share.

On May 3, 2016, the Company issued 20,185,029 common shares for a partial note payable and accrued interest conversion at $0.0007927 per share.

On May 3, 2016 the Company received $37,100 on the back end convertible promissory note associated with Note E listed in Note 6 above, less an original issue discount (OID) of $2,100.  The note matures on October 14, 2017 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 42% discount to the market price.  The market price will be the average of the three lowest trading prices for the common stock during the fifteen prior trading days.

On May 4, 2016, the Company issued 7,073,339 common shares for a partial note payable and accrued interest conversion at $0.0007927 per share.

On May 4, 2016, the Company issued 14,886,459 common shares for a partial note payable and accrued interest conversion at $0.0007927 per share.

On May 4, 2016, the Company issued 12,857,820 common shares for a partial note payable and accrued interest conversion at $0.000812 per share.

Ambient Water Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

On May 6, 2016, the Company issued 13,852,692 common shares for a partial note payable and accrued interest conversion at $0.000754 per share.

On May 10, 2016, the Company issued 15,742,129 common shares for a partial note payable and accrued interest conversion at $0.0004447 per share.

On May 12, 2016, the Company issued 18,288,768 common shares for a partial note payable and accrued interest conversion at $0.000406 per share.

On May 12, 2016, the Company issued 19,704,433 common shares for a partial note payable and accrued interest conversion at $0.000406 per share.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been modest.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the quarter ending March 31, 2015, we had $30,316 revenue compared to $1,125 revenue for the quarter ending March 31, 2016. We believe that the revenue decrease was due to natural fluctuations in order volume from our stocking distributors. This revenue was generated from the sale of the Model 2500 product and the maintenance items associated with this product line. We believe that the revenue decrease was due to seasonal influences on our sales which appear to be significantly lower in the winter months in North America which is still our primary market for our residential equipment.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, executive compensation, administrative payroll and legal fees associated with patent maintenance.

For the quarter ending March 31, 2015, we had $812,335 in general and administrative expenses compared with $295,413 for the quarter ending March 31, 2016.  This decrease of $516,922 in general and administrative expenses was primarily the result of professional fees decreasing in the amount of  $11,677, executive compensation decreasing in the amount of $27,500, stock option compensation (non-cash) decreasing $425,536, travel costs decreasing in the amount of $9,069 and other general and administrative operating costs decreasing by $43,140.

Professional fees for the quarters ending March 31, 2015 and March 31, 2016 were $57,566 and $45,889, respectively.  The $11,677 decrease was due to legal and Intellectual property expenses decreasing by $5,546, accounting and auditing fees decreasing by $6,255, public and filing fees increasing by $1,071 and other professional fees decreasing by $947.

Executive compensation for the quarter ending March 31, 2015 and March 31, 2016 was $87,500 and $60,000, respectively.  The $27,500 decrease was mostly due to the Company reducing annual Executive compensation.

The legal and intellectual property expenses for the quarter ending March 31, 2015 and March 31, 2016 were $21,585 and $15,859, respectively. The $5,726 decrease for the quarter ending March 31, 2016 was primarily related to lower ongoing maintenance fees and expenses to maintain the Company’s patent portfolio in the current quarter ended March 31, 2016.

The stock option compensation (non-cash) expenses for the quarters ending March 31, 2015 and March 31, 2016 were $582,543 and $157,007, respectively.  The $425,536 decrease was primarily related to first quarter 2015 stock grants to executives of $260,825 and a $164,711 reduction in stock option compensation to Executives in the first quarter of 2016.

The Company’s travel expenses for the quarters ending March 31, 2015 and March 31, 2016 were $9,129 and $60, respectively.  The $9,069 decrease was primarily related to less travel in the quarter ending March 31, 2016.

The other general and administrative operating costs for the quarters ending March 31, 2015 and March 31, 2016 were $75,597 and $32,457, respectively.  The $43,140 decrease was related to a decrease in marketing expense of $12,460, an increase in administrative expense of $161, a decrease in research and development expense of $28,504 and other decreases of $2,337.

During the quarter ending of March 31, 2016, the Company recognized a derivative valuation charge of $70,556 related to the conversion value of new debt acquired during the quarter-referred to as Note G in Note 6 in the financial statements.  Additionally, the Company recognized a derivative valuation charge of $661,991 related to the conversion value of the financing transactions referred to as Notes A through F in Note 6 in the financial statements. (See Note 6 in the financial statements).

Liquidity and Capital Resources

During the first quarter of 2016 the Company funded operations primarily through borrowing on notes payable and increasing accounts payable.

As of March 31, 2016, we had $9,271 cash, total current assets of $84,738, total current liabilities of $417,904, and total stockholders' deficit of $2,321,614.  As of December 31, 2015 we had $820 cash, total current assets of $83,699, total current liabilities of $730,714 and total stockholders' deficit of $2,214,435.

The Company experienced negative cash flow used by operations during the three months ended March 31, 2016 of $41,549 compared to the three months ended March 31, 2015 of $156,306.  The Company experienced cash flows of $-0- from investing activities for the three months ended March 31, 2016 compared to negative cash flows from investing activity of $1,040 for the three months ended March 31, 2015.  The Company experienced positive cash flows from financing activities of $50,000 for the three months ended March 31, 2016 compared to positive cash flows from financing activity of  $148,500 for the three months ended March 31, 2015.  During the three months ended March 31, 2016, the Company raised $50,000 through draws on a convertible note payable.

The Company’s audited financial statements for the year ended December 31, 2015 contained a “going concern” qualification.  As discussed in Note 1of the Notes to financial statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2015, the Company funded its operations principally through issuance of debt instruments.

Our financial objective is to make sure the Company has the cash and debt capacity to fund on-going operating activities, investments and growth.  We intend to fund future capital needs through our current cash position, future operating cash flow and debt or equity financing.

At March 31, 2016, the Company had 1,340,000 outstanding warrants with an exercise price of $0.03. If the 1,340,000 vested warrants were exercised, upwards of $40,200 may be contributed to support ongoing capital needs. The Company cannot be assured that the warrant holders will exercise any warrants.  There are no warrants subject to the Company’s call.

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months.  Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations.  We anticipate that the Company will need approximately $1,000,000 of additional capital over the next 12 months to execute Management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500 and introduction of additional product models in 2016.

During the quarter ended March 31, 2016, the Company raised no money through the sale of equity.

During the quarter ended March 31, 2016, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $250,000, ("Loan").

Through March 31, 2016, the Company owed $50,000 on the Note.  The Lender has the right to convert all or part of the Loan amount into common shares. (See Note 6 in the financial statements).

During the quarter ended March 31, 2015, the Company borrowed $148,500 from two different accredited investors. (See Note 6 in the financial statements).

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

At March 31, 2016, the Company has net operating loss carry forwards of approximately $10,830,000, which will expire in 2035 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2016, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

Earnings (Loss) Per Share (“EPS”)

FASB ASC 260, Earnings per Share provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same, at the reporting dates, as there were stock options and stock warrants outstanding that are considered anti dilutive in periods with a net loss.

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

During 2014, 2015 and the quarter ended March 31,2016, the Company had engaged in transactions that would be considered derivative instruments or hedging activities.

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

As of March 31, 2016 the estimated effect upon the fair market conversion of the outstanding note balances of $796,639 and accrued interest payable of $122,607 was approximately $1,257,387 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement.

In March 2014, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements. As of March 31, 2016, the value of the stock necessary to settle the contract was $1,095,872.

In July 2015, the Company entered in a different financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements. As of March 31, 2016, the value of the stock necessary to settle the contract was $8,705.

In October 2015, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements. As of March 31, 2016, the value of the stock necessary to settle the contract was $41,127.

In October 2015, the Company entered in a financing transaction with a different accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements. As of March 31, 2016, the value of the stock necessary to settle the contract was $41,127.

In February 2016, the Company entered in a financing transaction with a different accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements. As of March 31, 2016, the value of the stock necessary to settle the contract was $70,556.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of March 31, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2016 and December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

During the period ended March 31, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On April 1, 2016, the Company issued 13,958,137 common shares for a partial note payable and accrued interest conversion at $0.00075 per share.

On April 7, 2016, the Company issued 16,065,753 common shares for a partial note payable and accrued interest conversion at $0.00075 per share.

On April 8, 2016, the Company issued 14,040,790 common shares for a partial note payable and accrued interest conversion at $0.00088 per share.

On April 19, 2016, the Company issued 6,307,822 common shares for a partial note payable and accrued interest conversion at $0.0007927 per share.

On April 25, 2016, the Company issued 16,877,589 common shares for a partial note payable and accrued interest conversion at $0.00067 per share.

On May 2, 2016, the Company issued 15,264,929 common shares for a partial note payable and accrued interest conversion at $0.0007927 per share.

On May 2, 2016, the Company issued 17,631,411 common shares for a partial note payable and accrued interest conversion at $0.00067 per share.

On May 3, 2016, the Company issued 13,165,887 common shares for a partial note payable and accrued interest conversion at $0.0007927 per share.

On May 3, 2016, the Company issued 20,185,029 common shares for a partial note payable and accrued interest conversion at $0.0007927 per share.

On May 3, 2016 the Company received $37,100 on the back end convertible promissory note associated with Note E listed in Note 6 above, less an original issue discount (OID) of $2,100.  The note matures on October 14, 2017 (the "Maturity Date") and to pay interest on the unpaid principal balance hereof at the rate of Eight (8%) percent.  The Lender has the right to convert the outstanding principal and interest into common shares at its option, at any time.  The conversion price will be variable and based on a 42% discount to the market price.  The market price will be the average of the three lowest trading prices for the common stock during the fifteen prior trading days.

On May 4, 2016, the Company issued 7,073,339 common shares for a partial note payable and accrued interest conversion at $0.0007927 per share.

On May 4, 2016, the Company issued 14,886,459 common shares for a partial note payable and accrued interest conversion at $0.0007927 per share.

On May 4, 2016, the Company issued 12,857,820 common shares for a partial note payable and accrued interest conversion at $0.000812 per share.

On May 6, 2016, the Company issued 13,852,692 common shares for a partial note payable and accrued interest conversion at $0.000754 per share.

On May 10, 2016, the Company issued 15,742,129 common shares for a partial note payable and accrued interest conversion at $0.0004447 per share.

On May 12, 2016, the Company issued 18,288,768 common shares for a partial note payable and accrued interest conversion at $0.000406 per share.

On May 12, 2016, the Company issued 19,704,433 common shares for a partial note payable and accrued interest conversion at $0.000406 per share.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 12, 2016

Ambient Water Corporation

(Registrant)

           /s/ Keith White

/s/ Keith White

By:________________________________

________________________________

           Keith White

Keith White

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)