Form 10-Q
period 2016-06-30
Ambient Water Corp
filed 2016-08-15
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  August 4, 2016 there were 934,207,455 shares of the Company’s common stock were issued and outstanding.

AMBIENT WATER CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2016

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

LEGAL PROCEEDINGS

26

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

26

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

26

ITEM 4.

MINE SAFETY DISCLOSURES

26

ITEM 5.

OTHER INFORMATION

26

ITEM 6.

EXHIBITS

28

SIGNATURES

29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMBIENT WATER CORPORATION Consolidated Balance Sheets As of June 30, 2016 and December 31, 2015

	June 30, 2016
	(unaudited)	December 31, 2015

ASSETS
Current assets
Cash	$ 1,866	$ 820
Accounts receivable	11,007	13,765
Deposit on product (Note 2)	49,700	51,959
Inventory (Note 3)	6,181	1,497
Prepaid asset	8,819	15,658

Total current assets	77,573	83,699

Fixed assets (Note 4)	24,976	33,789

Other assets
Technology acquisition (Note 1)	23,429	18,886

Total assets	$ 125,978	$ 136,374

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 77,960	$ 54,629
Accounts payable - related parties (Note 8)	24,453	2,485
Accrued liabilities (Note 5)	85,631	84,116
Accrued liabilities - related parties (Note 8)	164,868	370,000
Notes payable - current portion (Note 6)	75,000	142,529
Derivative liability - current portion (Note 6)	230,364	76,955

Total current liabilities	658,276	730,714

Notes payable (Note 6)	613,580	768,454
Accrued interest	117,466	102,884
Derivative liability (Note 6)	2,193,138	748,757

Total long-term liabilities	2,924,184	1,620,095

Total liabilities	3,582,460	2,350,809

Commitments and contingencies (Note 7)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.0001, 400,000,000 shares authorized 72,800,920 and -0- shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively (Note 10)	7,280	-
Common stock, par value $0.0001, 2,000,000,000 shares authorized,779,317,317 and 177,407,091 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively (Note 10)	77,932	17,741
Paid-in-capital	10,270,903	8,800,842
Retained deficit	(13,812,597)	(11,033,018)
Total shareholders' deficit	(3,456,482)	(2,214,435)

Total liabilities and shareholders' deficit	$ 125,978	$ 136,374

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Operations For the three and six months ended June 30, 2016 and 2015

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ 5,580	$ 13,729	$ 6,705	$ 44,045
Cost of sales	2,849	7,290	3,369	26,628

Gross profit	2,731	6,439	3,336	17,417

GENERAL AND ADMINISTRATIVE EXPENSES:
Travel and entertainment	5,424	13,450	5,484	22,579
Professional fees	46,564	70,624	92,453	128,190
Executive compensation	60,000	87,500	120,000	175,000
Stock option compensation (non-cash)	157,006	321,719	314,012	904,262
Other	30,906	38,882	63,363	114,480

Total General & Administrative Expenses	299,900	532,175	595,312	1,344,511

Operating loss	(297,169)	(525,736)	(591,976)	(1,327,094)

OTHER INCOME(EXPENSE):
Finance charge	-	-	-	(15)
Interest and penalties	(21,405)	(18,899)	(46,956)	(38,749)
Loss on deposit cancellation	-	(57,795)	-	(57,795)
Loss on derivative instruments	(1,408,099)	(305,014)	(2,140,647)	(487,658)
Net loss before income taxes	(1,726,673)	(907,444)	(2,779,579)	(1,911,311)
Income taxes	-	-	-	-
Net loss	$ (1,726,673)	$ (907,444)	$ (2,779,579)	$ (1,911,311)

Net loss per common share:
Basic and fully diluted	$ -	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of common shares:
Basic and fully diluted	553,156,353	141,874,936	398,926,897	141,208,670

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Cash Flows For the six months ended June 30, 2016 and 2015

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (2,779,579)	$ (1,911,311)
Adjustments to reconcile net loss:
Depreciation and amortization	13,161	14,454
Stock issued for accrued liability	310,132	904,262
Stock based compensation	314,012	-
Loss on deposit cancellation	-	57,795
Loss on derivative liability	2,140,647	487,658
Changes in assets and liabilities:
Accounts receivable	2,758	4,361
Deposits	9,098	999
Inventory	(4,684)	33,341
Accounts payable	45,299	(13,215)
Other accruals	(153,007)	126,301

Net cash used by operating activities	(102,163)	(295,355)

Cash flows from investing activities:
Fixed assets	-	(2,570)
Technology acquisition	(8,891)	-

Net cash used by investing activities	(8,891)	(2,570)

Cash flows from financing activities:
Borrowings on notes payable	112,100	266,250

Net cash provided by financing activities	112,100	266,250

Increase (decrease) in cash	1,046	(31,675)

Cash, beginning of period	820	56,121

Cash, end of period	$ 1,866	$ 24,446

Supplemental disclosure of cash flow information:

Interest paid	$ -	$ 15

Non-cash investing and financing activities:
Stock issued for note and interest conversion	$ 913,389	$ 219,455

See accompanying condensed notes to the interim consolidated financial statements.

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2016.  The interim unaudited condensed consolidated financial statements as of and for the three (3) months and six (6) months ended June 30, 2016 and 2015, respectively should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America have been made.  Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

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

June 30, 2016

(Unaudited)

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions are eliminated.

Going Concern

The Company has not generated positive cash flows since inception and has recognized approximately $14 million in net operating losses, which raises substantial doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon achieving positive cash flow from operations and obtaining additional external financing to fund ongoing operations.

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

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

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

On January 12, 2016, the Australian Government, accepted Patent application Number 2010321841.  The Patent is effective from November 19, 2010 through November 19, 2030.  The cost to acquire the Patent was $8,891.  Amortization expense for the quarter ended June 30, 2016 was $152. The Patent will be amortized over the remaining effective life.

The technology rights are being amortized over an expected lives of five to twenty years.

Long-lived assets of the Company, including Technology Acquisition, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.

Warranty Expense

In 2014, the Company established a product warranty reserve, set at five percent (5%) of sales. For the six month periods ending June 30, 2016 and 2015, the Company charged $309 and $933, respectively to the expense line Sales Reserve and increased the corresponding liability - Product Warranty Reserve in the same amount.  At June 30, 2016 and December 31, 2015, there was a balance of $13,345 and $13,036, respectively in the product warranty reserve account which is shown in accrued liabilities. Additionally, during the six month periods ended June 30, 2016 and 2015, the Company charged $610 and 11,522, respectively to the expense line warranty expense shown under other general and administrative expense.

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

NOTE 2:  DEPOSITS ON PRODUCT

At June 30, 2016 and December 31, 2015, there was a balance of $49,700 and $51,959, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 3:  INVENTORY

At June 30, 2016 and December 31, 2015, the Inventory balance was $6,181 and $1,497, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company strives to maintain a small inventory of Model 2500 units and an inventory of filters that are used both in the manufacture of new units and as replacements in previously sold units.  The Company had no Model 2500 units in inventory at June 30, 2016 or at December 31, 2015.

NOTE 4:  FIXED ASSETS

At June 30, 2016 and December 31, 2015, the net Fixed Assets balance was $24,976 and $33,789, respectively.  The Company purchases demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of June 30, 2016 and December 31, 2015, the Company has recognized $39,142 and $30,329, respectively, of accumulated depreciation.  As of June 30, 2016 and 2015, the Company recognized $13,010 and $14,454 for depreciation expenses, respectively.

NOTE 5:  ACCRUED LIABILITIES

At June 30, 2016 and December 31, 2015, the Accrued Liabilities balance was $85,631 and $84,116, respectively.  The Company accrues unpaid wages, consulting costs, accrued notes payable interest and accrued Internal Revenue Service penalty and interest in Accrued Liabilities.  See Note 8 - Related Party Transactions.

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

The Lender has loaned the Company $900,000 through March 31, 2015.  On October 6, 2014, The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 common shares.  Additionally, on April 9, 2015, the Lender converted $40,000 of the outstanding principal and associated interest into 4,728,152 common shares.  Again on June 11, 2015 the Lender converted $30,000 of the outstanding principal and associated interest into 4,401,826 common shares. Also, on August 28, 2015 the Lender converted $58,000 of the outstanding principal and associated interest into 4,413,024 common shares. Again on December 22, 2015 the Lender converted $9,000 of the outstanding principal and associated interest into 5,237,586 common shares. During the quarter ended March 31, 2016, the Lender converted $28,710 of the outstanding principal and associated interest into 36,000,713 common shares.  During the quarter ended June 30, 2016, the Lender converted $55,710 of the outstanding principal and associated interest into 232,401,697 common shares The outstanding principal on this Note is $613,580 and $698,000, at June 30, 2016 and December 31, 2015, respectively.  The current portion of this note payable is $-0- and $-0-, at June 30, 2016 and December 31, 2015, respectively.  The Lender has the right, at any time, at its election, to convert all or part of the Note amount into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.04 per share of common stock, (b) fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the effective date.

Effective September 21, 2015, we amended our $900,000 note dated March 21, 2014.  The following terms were amended:

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

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

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

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

On May 27, 2015, the Company entered into a financing transaction with an accredited investor ("Lender”) which loaned the Company $36,750 on a convertible promissory note. On December 4, 2015, the Lender converted $4,750 of the outstanding principal and interest into 952,331 common shares. Again on December 18, 2015, the Lender converted $4,000 of the outstanding principal and interest into 1,618,011 common shares. Again on December 28, 2015, the Lender converted $4,000 of the outstanding principal and interest into 1,743,012 common shares.  During the quarter ended March 31, 2016, the Lender converted the remaining $24,000 of outstanding principal and associated interest into 14,905,072 common shares.  The current portion of the note payable is $-0- and $24,000, at June 30, 2016 and December 31, 2015, respectively.  This note is referred to as Note C in the table below.

On July 27, 2015, the Company executed a financing transaction dated July 23, 2015 with an accredited investor ("Lender”) which loaned the Company $100,000 on a convertible promissory note less an original issue discount (OID) of $8,000. During the quarter ended March 31, 2016, the Lender converted $93,629 of outstanding principal and accrued interest into 86,172,894 common shares. During the quarter ended June 30, 2016, the Lender converted the remaining $6,371 of outstanding principal and associated interest into 14,040,790 common shares. The OID has an unamortized balance of -0- and $4,471 at June 30, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $-0- and $95,529, at June 30, 2016 and December 31, 2015, respectively.  The note is referred to as Note D in the table below.

On October 14, 2015, the Company executed a financing transaction with an accredited investor ("Lender”) which loaned the Company $37,100 on a convertible promissory note less an original issue discount (OID) of $2,100.  During the quarter ended June 30, 2016, the Lender converted the entire $37,100 of outstanding principal and associated interest into 48,831,119 common shares. The OID has an unamortized balance of $-0- and $1,873 at June 30, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $-0- and $35,227, at June 30, 2016 and December 31, 2015, respectively. This note is referred to as Note E in the table below.

On October 14, 2015, the Company executed a financing transaction with an accredited investor ("Lender”) which loaned the Company $37,100 on a convertible promissory note less an original issue discount (OID) of $2,100.  During the quarter ended June 30, 2016, the Lender converted the entire $37,100 of outstanding principal and associated interest into 58,165,167 common shares. The OID has an unamortized balance of $-0- and $1,873 at June 30, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $-0- and $35,227, at June 30, 2016 and December 31, 2015, respectively.  This note is referred to as Note F in the table below.

On February 2, 2016, the Company entered into a financing transaction with an accredited investor (“Lender”) under which the Company may borrow up to Two Hundred Fifty Thousand ($250,000) dollars. The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year. The maturity date is twelve months from the Effective Date. The Lender has the right, at any time after the Effective Date, at its election, to convert all or part of the Note Amount into shares of common stock.  The conversion price shall be the lesser of (a) $0.005 per share of common stock or (b) Fifty Percent (50%) of the average of the three lowest trade prices on three separate trading days, or (c) the lowest effective price per share granted to any person or entity, but excluding officers and directors of the Borrower.  The Lender has loaned the Company $75,000 through June 30, 2016. The current portion of the note payable is $75,000 and $-0-, at June 30, 2016 and December 31, 2015, respectively.  This Note is referred to as Note G in the table below.

On May 3, 2016 the Company received $37,100 on the back end convertible promissory note associated with Note E listed above, less an original issue discount (OID) of $2,100.  During the quarter ended June 30, 2016, the Lender converted the entire $37,100 of outstanding principal and associated interest into 99,298,538 common shares. The OID has an unamortized balance of $-0- and $-0- at June 30, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $-0- and $-0- at June 30, 2016 and December 31, 2015, respectively.  This note is referred to as Note H in the table below.

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

CONVERTIBLE NOTES PAYABLE

		Current		Current
	Payable	Portion	Payable	Portion
Description	at 6/30/16	at 6/30/16	at 12/31/15	at 12/31/15
Note A	$ 613,580	$ -	$ 698,000	$ -
Note B	-	-	23,000	23,000
Note C	-	-	24,000	24,000
Note D	-	-	95,529	95,529
Note E	-	-	35,227	-
Note F	-	-	35,227	-
Note G	75,000	75,000	-	-
Note H	-	-	-	-
	$ 688,580	$ 75,000	$ 910,983	$ 142,529

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.   As of June 30, 2016, the stock pricing feature for Note A above which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 7,310,460,000 shares.  The Company has calculated the value of this additional liability to be $2,193,138 and has recognized a change of earnings for the effect of such a conversion through June 30, 2016.  Additionally, the conversion features on Note G above would have increased the stock necessary to settle the conversion feature on this Note to approximately 767,880,000 shares.  The Company has calculated the value of this additional liability to be $230,364 and has recognized a change of earnings for the effect of such a conversion through June 30, 2016.  Total derivative liability was $2,423,502 and $825,712, as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016, the derivative liability is classified as $230,364 under current liabilities and $2,193,138 under long-term liabilities.  As of December 31, 2015, the derivative liability is classified as $76,955 under current liabilities and $748,757 under long-term liabilities.

Under FASB ASC 505-10 Equity: Overall, the Company must disclose that the settlement alternatives are at the control of the Lender and that there is a potential for an infinite number of shares having to be issued, although the Lender has elected to limit its beneficial ownership to less than five percent unless the Company receives proper notification that the Lender will at any time convert either part or all of the loan to shares.  The Lender must give the Company 60 days notice to waive the beneficial ownership limit of less than five percent, which the Company has not received as of this filing.  The amount of shares necessary to settle the conversion features of these Notes is subject to change with the trading price of our common stock and by the lowest price of common stock issued to other parties which is currently $0.00017.

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

Notes to Financial Statements

June 30, 2016

(Unaudited)

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

In accordance with the Registration Rights Agreement, the Company has filed with the Securities and Exchange Commission (the “SEC”) a registration statement (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of Common Stock that may be issued to River North under the Purchase Agreement.   We did not register 100% of the registerable securities under the Purchase Agreement.  We are subject to a registration cap which cannot exceed 30% of our issued and outstanding common shares, less any shares held by Affiliates of the Company, under Registration Rights Agreement.  Therefore, the Company has elected to register 20,000,000 common shares which represents approximately $600,000 Dollars of the $5 Million Dollars under the Purchase Agreement.

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

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

Using the Black-Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  As of March 31, 2016, 17,197,000 of the original 32,439,000 stock options had expired.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year vesting term of the options.  The estimated annual expense to the Company associated with these options as of June 30, 2016 is:

2016 $ 20,625
2017 $ 24,059

As of June 30, 2016, 13,913,475 of these stock options had vested and were exercisable at an average exercise price of $0.18.  As of June 30, 2016, 1,328,526 were expected to be vested over the next two years.

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

At June 30, 2016 and December 31, 2015, the Company owed reimbursements to Officers of $24,453 and $2,485, respectively.  These amounts are listed under the caption Accounts payable -related parties on the Balance Sheets.

Additionally, at June 30, 2016 and December 31, 2015, the Company owed Officer compensation of $164,868 and $370,000, respectively.  These amounts are listed under the caption Accrued liabilities - related parties on the Balance Sheets.

NOTE 9:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the six months and year ending June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
Warrants outstanding at beginning of period	1,340,000	1,340,000
Issued	-	-
Cancelled	-	-
Exercised	-	-
Warrants outstanding at end of period	1,340,000	1,340,000

A detail of warrants outstanding on June 30, 2016 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000	2/1/2017

The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

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

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

June 30, 2016
Authorized:	400,000,000 preferred shares
2,000,000,000 common shares
Issued and outstanding:	72,800,920 preferred shares 779,317,317 common shares

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

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

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

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

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

On May 17, 2016, the Company issued 21,551,724 common shares for a partial note payable and accrued interest conversion at $0.000232 per share.

On May 18, 2016, the Company issued 27,413,793 common shares for a partial note payable and accrued interest conversion at $0.0001933 per share.

On May 18, 2016, the Company issued 25,904,301 common shares for a partial note payable and accrued interest conversion at $0.0001700 per share.

On May 25, 2016, the Company issued 25,985,753 common shares for a partial note payable and accrued interest conversion at $0.0001500 per share.

On June 1, 2016, the Company issued 26,108,000 common shares for a partial note payable and accrued interest conversion at $0.0001500 per share.

On June 10, 2016, the Company issued 26,130,205 common shares for a partial note payable and accrued interest conversion at $0.0001000 per share.

On June 17, 2016, the Company issued 31,221,781 common shares for a partial note payable and accrued interest conversion at $0.0001000 per share.

On June 27, 2016, the Company issued 32,518,767 common shares for a partial note payable and accrued interest conversion at $0.0001000 per share.

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

NOTE 11:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At June 30, 2016 and December 31, 2015, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $3,880,000 and $3,295,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $11,400,000, which begin to expire in the year 2032.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $3,880,000 and $3,295,000 has been established at June 30, 2016 and December 31, 2015, respectively.

The significant components of the Company’s net deferred tax assets at June 30, 2106 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Net operating loss carry forwards	$11,400,000	$9,690,000
Deferred tax asset	$3,880,000	$3,295,000
Deferred tax asset valuation allowance	(3,880,000)	(3,295,000)
Net deferred tax asset	$-	$-

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2016, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at June 30, 2016 and December 31, 2015, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2014.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2012.  The Company is current on its federal returns and currently has no state income tax return requirements.

Ambient Water Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

NOTE 12:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to June 30, 2016, identifying those that are required to be disclosed as follows:

On July 6, 2016, the Company issued 38,732,055 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

On July 18, 2016, the Company issued 38,712,329 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

On July 18, 2016, the Company received a $25,000 advance on the convertible promissory note associated with Note G listed in Note 6 above.

On July 26, 2016, the Company issued 38,657,644 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

On August 3, 2016, the Company issued 38,788,110 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

On August 11, 2016, our investor and lender of the $900,000 and $250,000 convertible promissory notes (Footnote 6: Notes A and G) waived the "Reservation of Shares" requirement for a period of sixty (60) days.   Due to our falling share price, we presently have insufficient authorized common stock capital to meet the "Reservation of Shares" requirements under both notes.   During this 60-day period, the company intends to formulate and implement an expedited corporate action which management believes will posture the Company to address the issue.

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

Company’s Plans

We began selling the Model 2500 Atmospheric Water Generator in August 2012 to our Philippine distributor.  In 2013, we initiated product sales to our primary U.S. distributor.  In 2014 we began marketing the Ambient Water 400 as it approached field trial testing. Our Philippine distributor ceased business operations at the end of 2014. We continue to service the Philippine market through a service contractor and are actively seeking new distribution partners for the territory.  We have added several distributors and are working with our agents and other potential distributors in many geographical areas including Latin America, Mexico the Caribbean, Indonesia, Malaysia, and the Middle East. In early 2015 we began to focus more of our R&D efforts on the commercial/industrial bulk water sector. The result has been an entirely new design that is focused solely on bulk water production in comparison to the AW 400 which provides water and Air Conditioning at the same time.  We intend to follow with the introduction of two commercial/industrial products, the Ambient Water 800 and the Ambient Water 20K. The introduction of these new container configurations allows quick turnaround at the manufacturing level, ease of shipping, increased water production and streamlined deployment in the field. We are working closely with our partner ACT in Houston Texas to complete the all new AW 800. The pre-production unit is currently in the testing phase. In early 2016 we began to offer the AW 800 and the AW 20K to new and existing customers. We have been working closely with Governments and Corporations and the units have been well received. Unfortunately the sales cycle is significantly longer than we have anticipated and coupled with the rise in the US dollar has delayed the completion of anticipated orders.  In addition to the AW 800 and the AW 20K, we have begun to look at larger systems that could possible supply several millions of gallons per day. Our goal is to generate positive cash flow from product sales to fund operations at the earliest opportunity.

The Ambient Water 400 was placed into field trial testing in the fourth quarter of 2014.  Testing in Houston, Texas was successful and additional data points were desired to augment the test data gathered.  The unit was moved to Sacramento, California where additional testing began but was terminated by Pacific Air Well, our California distribution partner who was conducting the testing.  Currently, the Ambient Water 400 is located at the University of California, San Diego being prepared for additional testing.  Generator power was used briefly for a demonstration, a suitable location with grid power is being reviewed.

We are actively working to develop a global distributor network, focusing on highly qualified companies with a history of business in the drinking water industry. We are pursuing additional potential distributors and have several active agents helping to identify new distributors and customers.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been modest.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the quarter ending June 30, 2016 we had $5,580 revenue, compared to $13,729 revenue for the quarter ending June 30, 2015.   We believe that the revenue decline was due to several factors: 1) The relatively slow adoption rate of customers purchasing this new and capital intensive technology, and 2) The shift in emphasis by the Company from the consumer product line to more focus on the commercial and industrial equipment.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, executive compensation, administrative payroll and legal fees associated with patent maintenance.

For the quarter ending June 30, 2016, we had $299,900 in general and administrative expenses compared with $532,175 for the quarter ending June 30, 2015.  This decrease of $232,575 in general and administrative expenses was primarily the result of professional fees decreasing in the amount of $24,060, stock option compensation (non-cash) decreasing $164,713, executive compensation decreasing in the amount of $27,500, travel fees decreasing in the amount of $8,026 and other general and administrative operating costs decreasing by $8,276.

Professional fees for the quarters ending June 30, 2016 and June 30, 2015 were $46,564 and $70,624, respectively.  The $24,060 decrease was due to corporate legal fee payments decreasing by $6,262, accounting and auditing fees decreasing by $7,220, and other professional fees decreasing by $10,578.

Executive compensation for the quarter ending June 30, 2016 and June 30, 2015 was $60,000 and $87,500, respectively.  The $27,500 decrease was due to a decrease in executive compensation resulting from Board of Directors action.

The legal and intellectual property expenses for the quarter ending June 30, 2016 and June 30, 2015 were $-0- and $4,574, respectively.  The $4,574 decrease for the quarter ending June 30, 2016 was the result of capitalizing Patent acceptance expenses in the current quarter ended June 30, 2016.

The stock option compensation (non-cash) expenses for the quarters ending June 30, 2016 and June 30, 2015 were $157,006 and $321,719, respectively.  The $164,713 decrease was related to a decrease in stock compensation to a former executive of $164,713.

The Company’s travel expenses for the quarters ending June 30, 2016 and June 30, 2015 were $5,424 and $13,450, respectively.  The $8,026 decrease was primarily related to less travel in the quarter ending June 30, 2016.

The other general and administrative operating costs for the quarters ending June 30, 2016 and June 30, 2015 were $30,896 and $38,882, respectively.  The $7,986 decrease was related to a decrease in advertising of $2,553, a decrease in research and development of $4,754, and other decreases of $679.

During the quarter ending of June 30, 2016, the Company recognized a derivative valuation charge of $76,788 related to the conversion value of new debt acquired during the quarter.  Additionally, the Company recognized a derivative valuation charge of $1,331,311 related to the conversion value of the debt entered into through June 30, 2016. (See Note 6 in the financial statements).

Liquidity and Capital Resources

As of June 30, 2016, we had $1,866 cash, total current assets of $77,573, total current liabilities of $685,276 and total stockholders' deficit of $3,456,482, compared to $820 cash, total current assets of $83,699, total current liabilities of $730,714, and total stockholders' deficit of $2,214,435 as of December 31, 2015.

The Company experienced negative cash flow used by operations during the six months ended June 30, 2016 of ($102,163) compared to the six months ended June 30, 2015 of ($295,355).  The Company experienced negative cash flows of $8,891- from investing activities for the six months ended June 30, 2016 compared to negative cash flows from investing activity of ($2,570) for the six months ended June 30, 2015.  The Company experienced positive cash flows from financing activities of $112,100 for the six months ended June 30, 2016 compared to positive cash flows from financing activity of

$266,250 for the six months ended June 30, 2015.  During the six months ended June 30, 2016, the Company raised $112,100 through two convertible notes payable described in Note 6-- Convertible Notes Payable-- in the Company’s financial statements.

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

At June 30, 2016 the Company had 1,340,000 outstanding warrants with an exercise price of $0.03.  If the 1,340,000 vested warrants were exercised, $40,200 would be paid to support ongoing capital needs. The Company cannot be assured that the warrant holder will exercise any warrants.  There are no warrants subject to the Company’s call.

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

During the quarter ended June 30, 2016, the Company raised no money through the sale of equity securities.

During the quarter ended June 30, 2016, the Company raised $62,100 through debt financing.

Additionally, in March 2014, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $900,000, ("Loan").   Through June 30, 2016, the Company owed six-hundred thirteen thousand and five hundred eighty ($613,580) Dollars principal plus $117,466 accrued interest on the Note.  The Lender has the right to convert all or part of the Loan amount into common shares. (See Note 6 in the financial statements).

During the quarter ended March 31, 2016, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $250,000, ("Loan").  Through June 30, 2016, the Company owed $75,000 principal plus $1,788 accrued interest on the Note.  The Lender has the right to convert all or part of the Loan amount into common shares. (See Note 6 in the financial statements).

During the quarter ending June 30, 2016, the Lenders of notes referred to as D, E, F and H (see Note 6 in the financial statements) converted the remaining principal and accrued interest on these notes into 452,737,311 common shares.

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

At June 30, 2016, the Company has net operating loss carry forwards of approximately ($11,400,000), which will begin to expire in 2032 and are calculated at an expected tax rate of approximately 34%.

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

During 2015, 2016 and the quarter ended June 30, 2016, the Company had engaged in transactions that would be considered derivative instruments or hedging activities.

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

As of June 30, 2016 the estimated effect upon the fair market conversion of the outstanding note balances of $688,580 and accrued interest payable of $119,254 was approximately $2,423,502 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement.

In March 2014, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements. As of June 30, 2016, the value of the stock necessary to settle the contract was $2,193,138.

In February 2016, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements. As of June 30, 2016, the value of the stock necessary to settle the contract was $230,364.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of June 30, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2016 and December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On May 17, 2016, the Company issued 21,551.724 common shares for a partial note payable and accrued interest conversion at $0.000232 per share.

On May 18, 2016, the Company issued 27,413,793 common shares for a partial note payable and accrued interest conversion at $0.0001933 per share.

On May 18, 2016, the Company issued 25,904,301 common shares for a partial note payable and accrued interest conversion at $0.0001700 per share.

On May 25, 2016, the Company issued 25,985,753 common shares for a partial note payable and accrued interest conversion at $0.0001500 per share.

On June 1, 2016, the Company issued 26,108,000 common shares for a partial note payable and accrued interest conversion at $0.0001500 per share.

On June 10, 2016, the Company issued 26,130,205 common shares for a partial note payable and accrued interest conversion at $0.0001000 per share.

On June 17, 2016, the Company issued 31,221,781 common shares for a partial note payable and accrued interest conversion at $0.0001000 per share.

On June 27, 2016, the Company issued 32,518,767 common shares for a partial note payable and accrued interest conversion at $0.0001000 per share.

On January 12, 2016, the Australian Government, accepted Patent application Number 2010321841.  The Patent is effective from November 19, 2010 through November 19, 2030.  The cost to acquire the Patent less accumulated amortization through June 30, 2016 is $8,740.  The Patent will be amortized over the remaining effective life.

NEW PRODUCT DEVELOPMENT

The Company has been working closely with our partner ACT in Houston, Texas on a new commercial offering, the Ambient Water 800.  This unit has been designed in a standard 20’ ISO container configuration for ease of transport and deployment.  The focus of this unit is to maximize water production while minimizing power consumption as well as making the unit very durable and robust.  The pre-production unit is currently in the testing phase.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 15, 2016

Ambient Water Corporation

(Registrant)

           /s/ Keith White

/s/ Keith White

By:________________________________

________________________________

           Keith White

Keith White

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)