Form 10-Q
period 2016-09-30
Ambient Water Corp
filed 2016-11-04
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  November 2, 2016 there were 1,245,346,702 shares of the Company’s common stock were issued and outstanding.

AMBIENT WATER CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2016

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

27

ITEM 1.  LEGAL PROCEEDINGS

27

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

27

ITEM 4.  MINE SAFETY DISCLOSURES

27

ITEM 5.  OTHER INFORMATION

27

ITEM 6.  EXHIBITS

28

SIGNATURES

29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMBIENT WATER CORPORATION Consolidated Balance Sheets As of September 30, 2016 and December 31, 2015
	September 30, 2016
	(unaudited)	December 31, 2015
ASSETS
Current assets
Cash	$ 300	$ 820
Accounts receivable	11,207	13,765
Deposit on product (Note 2)	41,483	51,959
Inventory (Note 3)	6,334	1,497
Prepaid asset	23,399	15,658
`
Total current assets	82,723	83,699

Fixed assets (Note 4)	20,697	33,789

Other assets
Technology acquisition (Note 1)	26,074	18,886

Total assets	$ 129,494	$ 136,374

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 103,904	$ 54,629
Accounts payable - related parties (Note 8)	31,228	2,485
Accrued liabilities (Note 5)	96,587	84,116
Accrued liabilities - related parties (Note 8)	224,868	370,000
Notes payable - current portion (Note 6)	100,000	142,529
Derivative liability - current portion (Note 6)	673,360	76,955

Total current liabilities	1,229,947	730,714

Notes payable (Note 6)	585,100	768,454
Accrued interest	125,713	102,884
Derivative liability (Note 6)	4,593,762	748,757

Total long-term liabilities	5,304,575	1,620,095

Total liabilities	6,534,522	2,350,809

Commitments & contingencies (Note 7)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.0001, 400,000,000 shares authorized 72,800,920 and -0- shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively (Note 10)	7,280
Preferred stock, Series B, par value $10.00, 1 share authorized no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively (Note 10)	-	-
Common stock, par value $0.0001, 2,000,000,000 shares authorized, 1,132,779,030 and 177,407,091 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively (Note 10)	113,278	17,741
Paid-in-capital	10,379,311	8,800,842
Retained deficit	(16,904,897)	(11,033,018)
Total shareholders' deficit	(6,405,028)	(2,214,435)

Total liabilities and shareholders' deficit	$ 129,494	$ 136,374

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Operations For the three and nine months ended September 30, 2016 and 2015
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ 20,121	$ 80,127	$ 26,826	$ 124,173
Cost of sales	15,150	46,487	18,519	73,116

Gross profit	4,971	33,640	8,307	51,057

GENERAL AND ADMINISTRATIVE EXPENSES:
Travel and entertainment	521	13,415	6,006	35,994
Professional fees	31,628	60,354	124,081	188,545
Executive compensation	60,000	87,500	180,000	262,500
Stock option compensation (non-cash)	10,313	157,006	324,325	1,061,268
Other	35,577	56,333	98,941	170,811

Total General and Administrative Expenses	138,039	374,608	733,353	1,719,118

Operating loss	(133,068)	(340,968)	(725,046)	(1,668,061)

OTHER INCOME(EXPENSE):
Finance charge	-	-	-	(15)
Interest and penalties	(17,517)	(33,839)	(64,472)	(72,588)
Loss on deposit cancellation	-	-	-	(57,795)
Gain (loss) on derivative instruments	(2,941,715)	143,210	(5,082,361)	(344,448)
Net loss before income taxes	(3,092,300)	(231,597)	(5,871,879)	(2,142,907)
Income taxes	-	-	-	-
Net loss	$ (3,092,300)	$ (231,597)	$ (5,871,879)	$ (2,142,907)

Net loss per common share:
Basic and fully diluted	$ -	$ -	$ (0.01)	$ (0.02)

Weighted average number of common shares:
Basic and fully diluted	951,671,045	147,407,848	583,174,946	141,297,669

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Cash Flows For the nine months ended September 30, 2016 and 2015
	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (5,871,879)	$ (2,142,907)
Adjustments to reconcile net loss:
Depreciation and amortization	19,690	21,852
Stock issued for accrued liability	310,132	-
Stock based compensation	324,325	1,061,268
Loss on deposit cancellation	-	57,795
Loss on derivative liability	5,082,361	344,448
Changes in assets and liabilities:
Accounts receivable	2,558	2,317
Deposits	2,735	(16,273)
Inventory	(4,837)	60,561
Accounts payable	(11,748)	(4,054)
Other accruals	22,829	207,919

Net cash used by operating activities	(123,834)	(407,074)

Cash flows from investing activities:
Fixed assets	-	(2,570)
Technology acquisition	(13,786)	-

Net cash used by investing activities	(13,786)	(2,570)

Cash flows from financing activities:
Borrowings on notes payable	137,100	359,762

Net cash provided by financing activities	137,100	359,762

Increase (decrease) in cash	(520)	(49,882)

Cash, beginning of period	820	56,121

Cash, end of period	$ 300	$ 6,239

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ 15

Non-cash investing and financing activities:
Stock issued for note and interest conversion	$ 1,046,830	$ 396,408

See accompanying condensed notes to the interim consolidated financial statements.

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2016.  The interim unaudited condensed consolidated financial statements as of and for the three (3) months and nine (9)) months ended September 30, 2016 and 2015, respectively should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America have been made.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

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

September 30, 2016

(Unaudited)

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions are eliminated.

Going Concern

The Company has not generated positive cash flows since inception and has recognized approximately $17 million in net operating losses, which raises substantial doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon achieving positive cash flow from operations and obtaining additional external financing to fund ongoing operations.

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

September 30, 2016

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

On January 12, 2016, the Australian Government, accepted Patent application Number 2010321841.  The Patent is effective from November 19, 2010 through November 19, 2030.  The cost to acquire the Patent was $8,891.  Amortization expense for the nine month periods ending September 30, 2016 and 2015, were $304 and $0. The Patent will be amortized over the remaining effective life.

Additionally, for the quarter ending September 30, 2016, the Company has capitalized $4,895 of expenses in this account.  The Company will continue to capitalize expenses in this account for Patents being pursued.  At such time the patent is granted, the Company will begin to amortize over the useful life. If patents are denied, the Company will expense the costs associated with pursuing the patent.

The technology rights are being amortized over expected lives of five to twenty years.

Long-lived assets of the Company, including Technology Acquisition, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

Warranty Expense

In 2014, the Company established a product warranty reserve, set at five percent (5%) of sales. For the nine month periods ending September 30, 2016 and 2015, the Company charged $1,361 and $6,430, respectively to the expense line Sales Reserve and increased the corresponding liability - Product Warranty Reserve in the same amount.  At September 30, 2016 and December 31, 2015, there was a balance of $14,397 and $13,036, respectively in the product warranty reserve account which is shown in accrued liabilities. Additionally, during the nine month periods ended September 30, 2016 and 2015, the Company charged $1,919 and $14,333, respectively to the expense line warranty expense shown under other general and administrative expense.

NOTE 2:  DEPOSITS ON PRODUCT

At September 30, 2016 and December 31, 2015, there was a balance of $41,483 and $51,959, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 3:  INVENTORY

At September 30, 2016 and December 31, 2015, the Inventory balance was $6,334 and $1,497, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company strives to maintain a small inventory of Model 2500 units and an inventory of filters that are used both in the manufacture of new units and as replacements in previously sold units.  The Company had one Model 2500 unit in inventory at September 30, 2016 and no Model 2500 units in inventory at December 31, 2015.

NOTE 4:  FIXED ASSETS

At September 30, 2016 and December 31, 2015, the net Fixed Assets balance was $20,697 and $33,789, respectively.  The Company purchases demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of September 30, 2016 and December 31, 2015, the Company has recognized $43,421 and $30,329, respectively, of accumulated depreciation.  For the three month periods ending September 30, 2016 and 2015, the Company recognized $4,279 and $5,299 for depreciation expenses, respectively.  Additionally, for the nine month periods ending September 30, 2016 and 2015, the Company recognized $13,093 and $15,556 for depreciation expenses, respectively.

NOTE 5:  ACCRUED LIABILITIES

At September 30, 2016 and December 31, 2015, the Accrued Liabilities balance was $96,587 and $84,116, respectively.  The Company accrues unpaid wages, consulting costs, accrued notes payable interest and accrued Internal Revenue Service penalty and interest in Accrued Liabilities.  See Note 8 - Related Party Transactions.

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

The Lender has loaned the Company $900,000 through March 31, 2015.  On October 6, 2014, The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 common shares.  Additionally, on April 9, 2015, the Lender converted $40,000 of the outstanding principal and associated interest into 4,728,152 common shares.  Again on June 11, 2015 the Lender converted $30,000 of the outstanding principal and associated interest into 4,401,826 common shares. Also, on August 28, 2015 the Lender converted $58,000 of the outstanding principal and associated interest into 4,413,024 common shares. Again on December 22, 2015 the Lender converted $9,000 of the outstanding principal and associated interest into 5,237,586 common shares. During the quarter ended March 31, 2016, the Lender converted $28,710 of the outstanding principal and associated interest into 36,000,713 common shares.  During the quarter ended June 30, 2016, the Lender converted $55,710 of the outstanding principal and associated interest into 232,401,697 common shares.  During the quarter ended September 30, 2016, the Lender converted $28,480 of the outstanding principal and associated

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

interest into 353,461,713 common shares. The outstanding principal on this Note is $585,100 and $698,000, at September 30, 2016 and December 31, 2015, respectively.  The current portion of this note payable is $-0- and $-0-, at September 30, 2016 and December 31, 2015, respectively.  The Lender has the right, at any time, at its election, to convert all or part of the Note amount into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.04 per share of common stock, (b) fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the effective date.

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

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

On May 27, 2015, the Company entered into a financing transaction with an accredited investor ("Lender”) which loaned the Company $36,750 on a convertible promissory note. On December 4, 2015, the Lender converted $4,750 of the outstanding principal and interest into 952,331 common shares. Again on December 18, 2015, the Lender converted $4,000 of the outstanding principal and interest into 1,618,011 common shares. Again on December 28, 2015, the Lender converted $4,000 of the outstanding principal and interest into 1,743,012 common shares.  During the quarter ended March 31, 2016, the Lender converted the remaining $24,000 of outstanding principal and associated interest into 14,905,072 common shares.  The current portion of the note payable is $-0- and $24,000, at September 30, 2016 and December 31, 2015, respectively.  This note is referred to as Note C in the table below.

On July 27, 2015, the Company executed a financing transaction dated July 23, 2015 with an accredited investor ("Lender”) which loaned the Company $100,000 on a convertible promissory note less an original issue discount (OID) of $8,000. During the quarter ended March 31, 2016, the Lender converted $93,629 of outstanding principal and accrued interest into 86,172,894 common shares. During the quarter ended June 30, 2016, the Lender converted the remaining $6,371 of outstanding principal and associated interest into 14,040,790 common shares. The OID has an unamortized balance of -0- and $4,471 at September 30, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $-0- and $95,529, at September 30, 2016 and December 31, 2015, respectively.  The note is referred to as Note D in the table below.

On October 14, 2015, the Company executed a financing transaction with an accredited investor ("Lender”) which loaned the Company $37,100 on a convertible promissory note less an original issue discount (OID) of $2,100.  During the quarter ended June 30, 2016, the Lender converted the entire $37,100 of outstanding principal and associated interest into 48,831,119 common shares. The OID has an unamortized balance of $-0- and $1,873 at September 30, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $-0- and $35,227, at September 30, 2016 and December 31, 2015, respectively. This note is referred to as Note E in the table below.

On October 14, 2015, the Company executed a financing transaction with an accredited investor ("Lender”) which loaned the Company $37,100 on a convertible promissory note less an original issue discount (OID) of $2,100.  During the quarter ended June 30, 2016, the Lender converted the entire $37,100 of outstanding principal and associated interest into 58,165,167 common shares. The OID has an unamortized balance of $-0- and $1,873 at September 30, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $-0- and $35,227, at September 30, 2016 and December 31, 2015, respectively.  This note is referred to as Note F in the table below.

On February 2, 2016, the Company entered into a financing transaction with an accredited investor (“Lender”) under which the Company may borrow up to Two Hundred Fifty Thousand ($250,000) dollars. The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year. The maturity date is twelve months from the Effective Date. The Lender has the right, at any time after the Effective Date, at its election, to convert all or part of the Note Amount into shares of common stock.  The conversion price shall be the lesser of (a) $0.005

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

per share of common stock or (b) Fifty Percent (50%) of the average of the three lowest trade prices on three separate trading days, or (c) the lowest effective price per share granted to any person or entity, but excluding officers and directors of the Borrower.  The Lender has loaned the Company $100,000 through September 30, 2016. The current portion of the note payable is $100,000 and $-0-, at September 30, 2016 and December 31, 2015, respectively.  This Note is referred to as Note G in the table below.

On May 3, 2016 the Company received $37,100 on the back end convertible promissory note associated with Note E listed above, less an original issue discount (OID) of $2,100.  During the quarter ended June 30, 2016, the Lender converted the entire $37,100 of outstanding principal and associated interest into 99,298,538 common shares. The OID has an unamortized balance of $-0- and $-0- at September 30, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $-0- and $-0- at September 30, 2016 and December 31, 2015, respectively.  This note is referred to as Note H in the table below.

CONVERTIBLE NOTES PAYABLE

		Current		Current
	Payable	Portion	Payable	Portion
Description	at 9/30/16	at 9/30/16	at 12/31/15	at 12/31/15
Note A	$ 585,100	$ -	$ 698,000	$ -
Note B	-	-	23,000	23,000
Note C	-	-	24,000	24,000
Note D	-	-	95,529	95,529
Note E	-	-	35,227	-
Note F	-	-	35,227	-
Note G	100,000	100,000	-	-
Note H	-	-	-	-
	$ 685,100	$ 100,000	$ 910,983	$ 142,529

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.   As of September 30, 2016, the stock pricing feature for Note A above which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 10,609,149,000 shares.  The Company has calculated the value of this additional liability to be $4,593,762 and has recognized a change of earnings for the effect of such a conversion through September 30, 2016.  Additionally, the conversion features on Note G above would have increased the stock necessary to settle the conversion feature on this Note to approximately 1,555,100,000 shares.  The Company has calculated the value of this additional liability to be $673,360 and has recognized a change of earnings for the effect of such a conversion through September 30, 2016.  Total derivative liability was $5,267,122 and $825,712, as of September 30, 2016 and December 31, 2015, respectively.  As of September 30, 2016, the derivative liability is classified as $673,360 under current liabilities and $4,593,762 under long-term liabilities.  As of December 31, 2015, the derivative liability is classified as $76,955 under current liabilities and $748,757 under long-term liabilities.

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

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

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

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

Using the Black-Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  As of March 31, 2016, 17,197,000 of the original 32,439,000 stock options had expired.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year vesting term of the options.  The estimated remaining annual expense to the Company associated with these options as of September 30, 2016 is:

2016 $ 10,313
2017 $ 24,059

As of September 30, 2016, 14,867,000 of these stock options had vested and were exercisable at an average exercise price of $0.18.  As of September 30, 2016, 375,000 were expected to be vested over the next two years.

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

At September 30, 2016 and December 31, 2015, the Company owed reimbursements to Officers of $31,228 and $2,485, respectively.  These amounts are listed under the caption Accounts payable -related parties on the Balance Sheets.

Additionally, at September 30, 2016 and December 31, 2015, the Company owed Officer Compensation of $224,868 and $370,000, respectively.  These amounts are listed under the caption Accrued liabilities - related parties on the Balance Sheets.

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

NOTE 9:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the nine months and year ending September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
Warrants outstanding at beginning of period	1,340,000	1,340,000
Issued	-	-
Cancelled	-	-
Exercised	-	-
Warrants outstanding at end of period	1,340,000	1,340,000

A detail of warrants outstanding on September 30, 2016 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000	2/1/2017

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

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

On December 28, 2015, the Company issued 6,521,739 common shares for partial note payable and accrued interest conversion at $0.0052 per share.

On December 28, 2015, the Company issued 1,743,012 common shares for partial note payable and accrued interest conversion at $0.0052 per share.

September 30, 2016
Authorized:	400,000,000 preferred shares, Series A 1 preferred share, Series B
2,000,000,000 common shares
Issued and outstanding:	72,800,920 preferred shares 1,132,779,030 common shares

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

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

On August 16, 2016, the Company issued 46,220,616 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

On August 29, 2016, the Company issued 48,530,959 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

On September 13, 2016, the Company filed a Certificate of Designation creating a Series B Preferred Share.  Initially, the number of shares will be one (1) share, par value $10.00 per share.  The Series B Preferred Stock will have   continuing super voting rights which will always represent no less than Fifty-one (51%) percent of all the Company’s voting capital stock.  The share of Series “B” Preferred Stock will be issued to Keith White, at par value, who will vote from time to time in favor of increasing the common stock capital for the sole purpose of avoiding a default in any of the outstanding convertible promissory notes.

 On September 15, 2016, the Company issued 51,210,685 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

On September 28, 2016, the Company issued 52,619,315 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

NOTE 11:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At September 30, 2016 and December 31, 2015, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $3,955,000 and $3,295,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $11,630,000, which begin to expire in the year 2032.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $3,955,000 and $3,295,000 has been established at September 30, 2016 and December 31, 2015, respectively.

The significant components of the Company’s net deferred tax assets at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Net operating loss carry forwards	$11,630,000	$9,690,000
Deferred tax asset	$3,955,000	$3,295,000
Deferred tax asset valuation allowance	(3,955,000)	(3,295,000)
Net deferred tax asset	$-	$-

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2016, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

Ambient Water Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at September 30, 2016 and December 31, 2015, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2014.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2012.  The Company is current on its federal returns and State of Idaho income tax return requirements.

NOTE 12:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to September 30, 2016, identifying those that are required to be disclosed as follows:

On October 3, 2016, the Company received an additional $25,000 consideration on the convertible note payable dated February 2, 2016.

On October 18, 2016, the Company issued 53,678,174 common shares for a partial note payable and accrued interest conversion at $0.00015 per share.

On October 27, 2016, our investor and lender of the $900,000 and $250,000 convertible promissory notes (Footnote 6: Notes A and G) waived the "Reservation of Shares" requirement until December 15, 2016.   Due to our falling share price, we presently have insufficient authorized common stock capital to meet the "Reservation of Shares" requirements under both notes.   Prior to December 15, 2016, the company intends to address the issue.

On November 1, 2016, the Company issued 58,889,498 common shares for a partial note payable and accrued interest conversion at $0.00015 per share.

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

Company’s Plans

We began selling the Model 2500 Atmospheric Water Generator in August 2012 to our Philippine distributor.  In 2013, we initiated product sales to our primary U.S. distributor.  In 2014 we began marketing the Ambient Water 400 as it approached field trial testing. Our Philippine distributor ceased business operations at the end of 2014. We continue to service the Philippine market through a service contractor and are actively seeking new distribution partners for the territory.  We have added several distributors and are working with our agents and other potential distributors in many geographical areas including Latin America, Mexico the Caribbean, Indonesia, Malaysia, and the Middle East. In early 2015 we began to focus more of our R&D efforts on the commercial/industrial bulk water sector. The result has been an entirely new design that is focused solely on bulk water production in comparison to the AW 400 which provides water and Air Conditioning at the same time.  We intend to follow with the introduction of two commercial/industrial products, the Ambient Water 800 and the Ambient Water 20K. The introduction of these new container configurations allows quick turnaround at the manufacturing level, ease of shipping, increased water production and streamlined deployment in the field. We are working closely with our partner ACT in Houston Texas to complete the all new AW 800. The pre-production unit is currently in the testing phase. In early 2016 we began to offer the AW 800 and the AW 20K to new and existing customers. We have been working closely with Governments and Corporations and the units have been well received. Unfortunately the sales cycle is significantly longer than we have anticipated and coupled with the rise in the US dollar has delayed the completion of anticipated orders.  In addition to the AW 800 and the AW 20K, we have begun preliminary designs for larger systems supplying up to several millions of gallons per day. Our goal is to generate positive cash flow from product sales to fund operations at the earliest opportunity.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been modest.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the quarter ending September 30, 2015, we had $80,127 revenue compared to $20,121 revenue for the quarter ending September 30, 2016. The revenue decrease was due to decreased demand for the Model 2500.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, executive compensation, administrative payroll and legal fees associated with patent maintenance.

For the quarter ending September 30, 2015, we had $374,608 in general and administrative expenses compared with $138,039 for the quarter ending September 30, 2016.  This decrease of $236,569 in general and administrative expenses was primarily the result of professional fees decreasing in the amount of $28,726 stock option compensation (non-cash) decreasing $146,693, travel fees decreasing in the amount of $12,894 and other general and administrative operating costs decreasing by $20,756.

Professional fees for the quarters ending September 30, 2015 and September 30, 2016 were $60,354 and $31,628, respectively.  The $28,726 decrease was due to legal and Intellectual property expenses decreasing by $4,814, accounting and auditing fees increasing by $3,333, legal fees decreasing by $15,374, Public and filing fees decreasing by $7,157 and other professional fees decreasing by $4,714.

Executive compensation for the quarter ending September 30, 2015 and September 30, 2016 was $87,500 and $60,000, respectively.  The $27,500 decrease was due to a Board of Directors decision to lower executive pay for 2016.

The legal and intellectual property expenses for the quarter ending September 30, 2015 and September 30, 2016 were $4,814 and $-0-, respectively.    The $4,814 decrease for the quarter ending September 30, 2016 was primarily related to capitalizing intellectual property costs rather than expensing these costs awaiting patents being granted or denied in the current quarter ended September 30, 20165.

The stock option compensation (non-cash) expenses for the quarters ending September 30, 2015 and September 30, 2016 were $157,006 and $10,313, respectively.  The $146,693 decrease was related to a decrease in stock compensation because certain stock options were completely amortized after the second quarter of 2016.

The Company’s travel expenses for the quarters ending September 30, 2015 and September 30, 2016 were $13,415 and $521, respectively.  The $12,894 decrease was primarily related to less travel in the quarter ending September 30, 2016.

The other general and administrative operating costs for the quarters ending September 30, 2015 and September 30, 2016 were $56,333 and $35,577, respectively.  The $20,756 decrease was related to a decrease in payroll taxes of $2,295, a decrease in advertising of $7,605, a decrease in research and development of $7,377 and other decreases of $3,479.

During the quarter ending September 30, 2016, the Company recognized a derivative valuation charge of $170,840 related to the conversion value of new debt acquired during the quarter.  Additionally, the Company recognized a derivative valuation gain of $2,770,875 related to the conversion value of the debt entered into through June 2016. (See Note 6 in the financial statements).

Liquidity and Capital Resources

As of September 30, 2016, we had $300 cash, total current assets of $82,723, total current liabilities of $1,229,947 and total stockholders' deficit of $6,405,028, compared to $820 cash, total current assets of $83,699, total current liabilities of $730,714, and total stockholders' deficit of $2,214,435 as of December 31, 2015.

The Company experienced negative cash flow used by operations during the nine months ended September 30, 2015 of $407,074 compared to the negative cash flow used by operations during the nine months ended September 30, 2016 of $123,834.  The Company experienced negative cash flows of $2,570 from investing activities for the nine months ended September 30, 2015 compared to negative cash flows from investing activity of $13,786 for the nine months ended September 30, 2016.  The Company experienced positive cash flows from financing activities of $359,762 for the nine months ended September 30, 2015 compared to positive cash flows from financing activity of $137,100 for the nine months ended September 30, 2016.  During the nine months ended September 30, 2016, the Company raised $137,100 through draws on two separate convertible notes payable described in Note 6-- Convertible Notes Payable-- in the Company’s financial statements.

The Company’s audited financial statements for the year ended December 31, 2015 contained a “going concern” qualification.  As discussed in Note 1 of the Notes to financial statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern. For the nine months ended September 30, 2016, the Company funded its operations principally through issuance of debt instruments.  For the year ended December 31, 2015, the Company funded its operations principally through issuance of debt instruments.

Our financial objective is to make sure the Company has the cash and debt capacity to fund on-going operating activities, investments and growth.  We intend to fund future capital needs through our current cash position, future operating cash flow and debt or equity financing.  There is no assurance that equity or debt capital will be available as necessary to meet the Company's requirements or, if the capital is available, that it will be on terms acceptable to the Company.

At September 30, 2016, the Company had 1,340,000 outstanding warrants with an exercise price of $0.03.  If the 1,340,000 vested warrants were exercised, $40,200 would be paid to support ongoing capital needs. The Company cannot be assured that the warrant holder will exercise any warrants.  There are no warrants subject to the Company’s call.

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

During the quarter ended September 30, 2016, the Company raised no money through the sale of equity.

During the quarter ended September 30, 2016, the Company raised $25,000 through debt financing.

Additionally, in March 2014, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $900,000, ("Loan").   Through September 30, 2016, the Company owed $585,100 Dollars principal plus $125,713 accrued interest on the Note. The Lender has the right to convert all or part of the Loan amount into common shares. (See Note 6 in the financial statements).

During the quarter ended March 31, 2016, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $250,000, ("Loan").  Through September 30, 2016, the Company owed $100,000 principal plus $4,192 accrued interest on the Note.  The Lender has the right to convert all or part of the Loan amount into common shares. (See Note 6 in the financial statements).

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

At September 30, 2016, the Company has net operating loss carry forwards of approximately ($11,630,000), which will begin to expire in 2032 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2016, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

During 2015, 2016 and the quarter ended September 30, 2016, the Company had engaged in transactions that would be considered derivative instruments or hedging activities.

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

As of September 30, 2016 the estimated effect upon the fair market conversion of the outstanding note balances of $685,100 and accrued interest payable of $129,904 was approximately $5,267,122 for the relative fair market conversion of the note to common stock.  For further information see Note 6 to the financial statement.

In March 2014, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements. As of September 30, 2016, the value of the stock necessary to settle the contract was $4,593,762.

In February 2016, the Company entered in a financing transaction with an accredited investor which includes certain variable conversion rights attached to the convertible note debt structure.  In accordance with FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company will need to review the possible conversion features under the agreement and disclose any additional derivative liability and the effect of changes in the derivative liability with the issuance of its financial statements. As of September 30, 2016, the value of the stock necessary to settle the contract was $673,360.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of September 30, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2016 and December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

During the third quarter, the following shares were issued pursuant to our convertible note agreement:

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

On August 16, 2016, the Company issued 46,220,616 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

On August 29, 2016, the Company issued 48,530,959 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

 On September 15, 2016, the Company issued 51,210,685 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

On September 28, 2016, the Company issued 52,619,315 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 2, 2016

Ambient Water Corporation

(Registrant)

           /s/ Keith White

/s/ Keith White

By:________________________________

________________________________

           Keith White

Keith White

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)