Form 10-K
period 2016-12-31
Ambient Water Corp
filed 2017-03-31
CIK 1394872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2016

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission File Number:  000-55408

AMBIENT WATER CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	20-4047619
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

7721 East Trent Avenue, Spokane Valley, WA 99212

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (509) 474-9451

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s second completed fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter was $294,809.61.  The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2016, in that such person may be deemed affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2017, there were 1,627,316,181 common shares issued and outstanding.

AMBIENTWATER CORPORATION

FORM 10-K

December 31, 2016

TABLE OF CONTENTS

PART I

3

ITEM 1.  Business

3

ITEM 1A.  Risk Factors

12

ITEM 1 B.  Unresolved Staff Comments

17

ITEM 2.  Properties

17

ITEM 3.  Legal Proceedings

17

ITEM 4.  Mine Safety Disclosures

17

PART II

18

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

18

ITEM 6.  Selected Financial Data

19

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

19

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

23

ITEM 8.   Financial Statements and Supplementary Data

24

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

46

ITEM 9A.  Controls and Procedures

46

ITEM 9B.  Other Information

47

PART III

47

ITEM 10.  Directors, Executive Officers and Corporate Governance

47

ITEM 11.  Executive Compensation

50

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

52

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

54

ITEM 14.  Principal Accountants Fees and Services

56

PART IV

57

ITEM 15.  Exhibits, Financial Statement Schedules

57

SIGNATURES

58

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

Ambient designs and builds air-to-water appliances for residential and commercial drinking water applications based on patented, patent pending and proprietary technologies. The Company currently has three products for sale. Sales to date are for a countertop water generating and dispensing appliance, designated as the Model 2500. This model is manufactured in South Korea.

Also available for sale are our commercial units, the Ambient Water 400 and Ambient Water 800. In 2014 we changed the name of our Water Pro Series to the Ambient Water Series. The Ambient Water 400 uses conventional 3-phase utility power to provide approximately 400 gallons of water generation capability per day. The Ambient Water 400 is based on the Company’s patent pending “G4/5 design” and is manufactured in Michigan, USA. Since 2015, an Ambient Water 400 has been on display in Houston, Texas for validation of water production and energy usage, at the California State Capital in Sacramento, and can currently be viewed at the University of California at San Diego campus. The design of the Ambient Water 400 can be easily applied to other capacity units in the same family of products, which will allow the Company to market other capacity and cost point units in the future.

The Ambient Water 800 uses conventional 3-phase utility power to provide approximately 800 gallons of water generation capacity per day. The Ambient Water 800 is also based on the Company’s patent pending “G4/5 design” and is manufactured in Houston, Texas and is presently available for viewing and demonstration.

The Company has two other products currently available as "Engineer to Order" due to the degree of customization required.  The Ambient Water 20K model is being designed for an oil and gas industry application as well as other industries that require large amounts of water.  In addition, another design is available to simultaneously provide both water recovery and climate control for closed-loop greenhouses.  All of the company’s products are constructed for worldwide distribution and support.

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

Atmospheric water vapor is an abundant resource that can be used without negative environmental impacts. These products are powered by standard household or industrial electric supply from renewable or conventional generation sources.  The performance of all products is based on the relative humidity and temperature of the atmosphere.  Note that this atmosphere may be either outside air or that which is wholly within a greenhouse.

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

Ambient Water 800

The Ambient Water 800 has a commercial water generation capacity of up to 800 gallons per day at 80% relative humidity and 75 degrees Fahrenheit utilizing conventional electrical power sources.  It operates at 460 VAC, 3-phase, 60Hz power and is available in several other 3-phase power variations for other countries worldwide. It may be used for military, disaster relief, mining, food and beverage industry, residential buildings, hospitals, schools, manufacturing, villages, hospitality industry and agriculture.

Engineer to Order Models

The Ambient Water 20K is available on an "Engineer to Order" basis having a default industrial water generation capacity up to 20,000 gallons per day and will operate on conventional 3-phase power.  For geographically remote applications, alternate power sources may be used.  Actual capacity is dependent on the specific order.

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

Ambient Water 400, 800, 20K, and Vertical Farming

The design and development of these models are based on a joint collaboration between Ambient Water and our world-class USA-based manufacturers in Michigan and Texas.

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

The Ambient Water 400, 800, and 20K products target various markets including government facilities, military applications, oil and mining operations, new and existing tourist resorts, new condominium developments and humanitarian missions.

Ambient Water Vertical Farming products target the growing international market of commercial/ industrial greenhouses for crop research, grocery produce, fresh herbs, ornamental plants, and other specialty crops.

We currently market all of our products through multiple independent domestic and international wholesale distributors. We do not currently sell the Model 2500 directly to consumers or end-users. During 2016, we sold the Model 2500 internationally through multiple distributors and in the United States through our Florida and California distributors.

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

The Company plans to develop additional water generation capacity through leveraging significant portions of the existing Ambient Water 400, 800, 20K, and Vertical Farming technologies.

Costs and Expenses Related to Research and Development Activities

During the last two fiscal years, the Company spent $5,523 and $41,536 in 2016 and 2015, respectively on research and development activities. The 2016 $36,918 decrease was due to a decrease in research and warranty expense.

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

Seawater Desalination Competition

Our current primary competition in many markets is Seawater Desalination (Desal), which benefits from a longer history of deployment.  Our technology has significant advantages over Desal including; not requiring access to the sea coast via expensive real estate, no toxic byproducts, no permitting required, can be located at point of need – even if distant from the coast, no pipelines required, and can be redeployed for temporary or lease needs.

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

Similarly, the ETL Listed Mark is proof of product compliance to electrical, gas and other safety standards applicable to North American safety standards. On February 8, 2013, the Model 2500 product was approved for the ETL Mark in connection with a multiple listing application submitted by our manufacturer, AT Co., Ltd. This ETL certification was a prerequisite to selling the product in the U.S. and Canada.

Employees

As of December 31, 2016, the Company has three employees, two of which are our named executive officers and one involved with inside sales.  Staffing levels will be determined as the Company progresses and grows. The Board of Directors determines the compensation of executive level employees.

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial results for the fiscal year ending December 31, 2016 show substantial losses. As of December 31, 2016, the Company had an Accumulated Deficit of ($13,306,490). For the fiscal years ending December 31, 2016 and December 31, 2015, the Company had losses of $2,273,472 and $2,009,466, respectively. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without obtaining additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our independent auditors, Fruci & Associates II, PLLC, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations and net stockholder's deficit. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. We may be subject to product liability or breach of contract claims if our products do not work as represented.

PRODUCT SUCCESS IS UNCERTAIN

We have developed and are currently offering for sale three products, the Model 2500, the Ambient Water 400, and the Ambient Water 800. We have two additional products available on an Engineer to Order basis, the Ambient Water 20K, and Ambient Water Vertical Farming product family. There is no assurance that these products will generate sufficient sales to ensure success. We cannot make any assurances that any of our models will generate sufficient revenues to enable us to be profitable. Furthermore, we cannot make any assurances that we will be successful in addressing these risks. If we are not, our business, results of operations and financial condition will be materially adversely affected.

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

RISKS RELATED TO OUR SECURITIES

THERE IS LITTLE CURRENT TRADING OF OUR SHARES. OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

Although prices for our shares of Common Stock are quoted Over-the-Counter on the Electronic Bulletin Board (OTCBB) and the OTC Markets Group OTC Pink, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTC markets are generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our Common Stock will be quoted on another more prestigious exchange or market. The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.

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

During 2015 and 2016, the Company entered into a series of Convertible Promissory Notes (the "Notes") which included conversion clauses which are deemed derivative liabilities. As of December 31, 2016 the estimated effect upon the fair market conversion of the outstanding balance on the notes of $839,235 and accrued interest was approximately $1,433,770 for the relative fair market conversion of the note to common stock.

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender under the terms of the Note.  As of December 31, 2016, the stock pricing feature which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 11,365,022,410 shares.   The Company has calculated the value of this additional liability to be $1,433,770, and has recognized a change of earnings for the effect of such a conversion through December 31, 2016. The liability is classified as $473,013 under current liabilities and $960,757 under long term liabilities.

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

Not Applicable to Smaller Reporting Companies.

ITEM 2.  Properties

The Company's executive offices are located at 7721 E. Trent Ave., Spokane Valley, Washington. They are provided on a rent free basis by 7721 E. Trent, LLC, a Washington limited liability company. The Company may enter into a month-to-month tenancy with 7721 E. Trent, LLC, during 2017.

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

	High	Low
Fiscal 2015
First Quarter	$0.040	$0.016
Second Quarter	$0.047	$0.015
Third Quarter	$0.085	$0.024
Fourth Quarter	$0.032	$0.004

Fiscal 2016
First Quarter	$0.0094	$0.0016
Second Quarter	$0.0020	$0.0003
Third Quarter	$0.0008	$0.0002
Fourth Quarter	$0.0006	$0.0002

(b) Holders.  The Company has approximately 270 shareholders of record holding common stock.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders		-	-
Equity compensation plans not approved by security holders	16,300,750	$0.17	28,699,250
Total	16,300,750	$0.17	28,699,250

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

(e) Recent Sales of unregistered securities.  During the quarter ended December 31, 2016, the Company sold no common shares.

None.

ITEM 6.  Selected Financial Data

Not applicable to small reporting company.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our financial statements audited by Fruci & Associates II, PLLC, our independent registered public accounting firm and the related notes that are included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

The Ambient Water 400 was placed into field trial testing in the fourth quarter of 2014.  Testing in Houston, Texas was successful and additional data points were desired to augment the test data gathered.  The unit was moved to Sacramento, California where additional testing began but was terminated by Pacific Air Well, our California distribution partner who was conducting the testing.  Currently, the Ambient Water 400 is deployed at the University of California at San Diego for additional testing.

The Ambient Water 800 was successfully demonstrated in the fourth quarter of 2016 in Houston, Texas.  Several distributors and other interested parties have reviewed the working unit and have sampled the produced water.  Several sales leads have been generated and are being actively cultivated.

We are actively working to develop a global distributor network, focusing on highly qualified companies with a history of business in the drinking water industry. Currently, we have approximately a dozen distributors and agents, a list of which we keep current on our website. We are pursuing additional potential distributors and have several active agents helping to identify new distributors and customers.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenues from product sales to date have been modest. For the next few quarters we are projecting increasing, yet modest, sales as we build our distribution network. For the year ended December 31, 2015, we had $240,945 in revenue compared with $40,726 for the year ended December 31, 2016. This revenue was generated from the sale of the Model 2500 product and the maintenance items associated with this product line. We believe that the revenue decrease was due to fewer stocking orders for the Model 2500 due to the educational nature of each sale, diminishing order volume from our Southern US distributor, and the Company’s increased focus on our Commercial and Industrial products in 2016.

The Company anticipates that with the placement of the Ambient Water 400 in Houston and California, the activities surrounding the Vertical Farming unit development and testing, plus the growth of our Model 2500 business, our revenue stream should continue building during 2017.  While it is difficult to predict specific revenue streams in a developing market, the Company is encouraged by the level of interest in our products and technology and the key engagements we have been making.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, and legal fees associated with patent maintenance.  For the years ended December 31, 2015 and December 31, 2016, total general and administrative expenses were $2,063,663 and $886,840, respectively. For the year ended December 31, 2015, we had $845,389, excluding $1,218,274 of non-cash amortization associated with stock option compensation, in general and administrative expenses compared to $552,203, excluding $334,637 of non-cash amortization associated with stock option compensation, in general and administrative expenses for the year ended December 31, 2016.  This decrease in general and administrative expenses was primarily the result of decreased spending related to executive compensation, travel and entertainment, professional fees and other general and administrative expenses.  The research and development expenses for the years ending December 31, 2015 and December 31, 2016 were $41,536 and $5,523, respectively.  The $36,013 decrease was due primarily to a decrease in research and warranty expense.  The legal and intellectual property expenses for the years ending December 31, 2015 and December 31, 2016 were $72,730 and $45,610, respectively.  The $27,120 decrease was primarily related to capitalizing intellectual property expenses awaiting patent approval or denial.  The professional fees for the years ending December 31, 2015 and December 31, 2016 were $257,313 and $154,775, respectively.  The $102,538 decrease was primarily related to decreases in public and filing fees, legal fees, accounting and auditing fees, and other professional fees.  The executive compensation for the years ending December 31, 2015 and December 31, 2016 was $350,000 and $240,000, respectively.  The $110,000 decrease was due to lowering executive compensation by $55,000 per executive in 2016. The accounting and public reporting expenses for the years ending December 31, 2015 and December 31, 2016 were $122,399 and $69,978, respectively.  The $52,421 decrease was due to a $26,526 decrease in public and filing fees and a $25,895 decrease in accounting fees. The other general and administrative operating costs for the years ending December 31, 2015 and December 31, 2016 were $202,202 and $147,919, respectively.  The $54,283decrease was mostly related to a decrease in research and development expenses of $36,918, a decrease in advertising of $19,589, a decrease in payroll taxes of $7,305, and administrative increases of $9,529.

The Company has reported minimal gross profit since inception on March 18, 2010. The gross profit was the result of shipping units internationally and miscellaneous parts throughout the world.

Liquidity and Capital Resources

For the year ended December 31, 2016, the Company has funded operations principally through convertible debt financing totaling $187,100 and product sales.

For the year ended December 31, 2015, the Company has funded operations principally through sales and through incurring convertible debt totaling $432,233.

As of December 31, 2015, we had $820 cash, total current assets of $83,699, total current liabilities of $730,714 and total stockholders' deficit of $2,214,435, compared to $1,823 cash, total current assets of $59,257, total current liabilities of $1,149,950 and total stockholders' deficit of $2,684,487 as of December 31, 2016.

The Company experienced negative cash flow used by operations during the fiscal year ended December 31, 2015 of $484,964 compared to negative cash flow used by operations during December 31, 2016 of $168,239. The Company experienced negative cash flows from investing activities of $2,570 for the year ended December 31, 2015 compared to negative cash flows from investing activities of $17,858 for the year ended December 31, 2016. The Company experienced positive cash flows from financing activities of $432,233 for the year ended December 31, 2015 compared to positive cash flows from financing activities of $187,100 for the year ended December 31, 2016.

The Company’s audited financial statements for the year ended December 31, 2016 contain a “going concern” qualification. As discussed in Note 3 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations. Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

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

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months. Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations. We anticipate that the Company will need approximately $1,000,000 of additional capital over the next 12 months to execute management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery of the Model 2500, Ambient Water 400, Ambient Water 800 and introduction of additional product models in 2017.

Management makes no assurances that adequate capital resources will be available to support continuing operations over the next 12 months. Management plans to pursue additional capital funding through multiple sources. For the year ended December 31, 2016, the Company has funded operations principally through sales and through incurring convertible debt totaling $187,100. The Company plans to raise additional funds through various sources to support ongoing operations during 2017. Lastly, the Company forecasts cash flow from operations during 2017 may begin to provide capital to support on-going operations.

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

At December 31, 2016, the Company had net operating loss carry forwards of approximately $11,870,000, which begin to expire in the year 2032. The deferred tax asset is calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2016, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

At December 31, 2016 and 2015, the Company had engaged in transactions that would be considered derivative instruments or hedging activities.

During 2016 and 2015, the Company entered into a series of Convertible Promissory Notes which included conversion clauses which are deemed derivative liabilities.  As of December 31, 2015 the estimated effect upon the fair market conversion of the outstanding note balances of $910,983 and accrued interest payable of $110,428 was approximately $825,712 for the relative fair market conversion of the note to common stock.  As of December 31, 2016 the estimated effect upon the fair market conversion of the outstanding note balances of $700,610 and accrued interest payable of $138,625 was approximately $1,433,770 for the relative fair market conversion of the note to common stock.  For further information see Note 9 to the financial statement.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of December 31, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2016 and December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 8.   Financial Statements and Supplementary Data

Ambient Water Corporation

Consolidated Financial Statements

Year ended December 31, 2016

802 N. Washington St.

Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Ambient Water Corporation

We have audited the accompanying consolidated balance sheets of Ambient Water Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity and deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. Ambient Water Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambient Water Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has not generated positive operating cash flows since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC Spokane, WA

March 31, 2017

AMBIENT WATER CORPORATION Consolidated Balance Sheets As of December 31, 2016 and December 31, 2015 (Audited)
	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$ 1,823	$ 820
Accounts receivable (net of allowance for doubtful accounts of $10,007 and $-0-)	-	13,765
Deposit on product (Note 5)	33,481	51,959
Inventory (Note 6)	6,321	1,497
Prepaid asset	17,632	15,658

Total current assets	59,257	83,699

Fixed assets (Note 7)	16,630	33,789

Other assets
Technology acquisition (Note 2)	27,896	18,886

Total assets	$ 103,783	$ 136,374

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 106,012	$ 54,629
Accounts payable - related parties (Note 11)	23,772	2,485
Accrued liabilities (Note 8)	108,585	84,116
Accrued liabilities - related parties (Note 11)	284,568	370,000
Notes payable - current portion (Note 9)	150,000	142,529
Derivative liability - current portion (Note 9)	473,013	76,955

Total current liabilities	1,145,950	730,714
Long-term liabilities
Notes payable (Note 9)	550,610	768,454
Accrued interest	130,953	102,884
Derivative liability (Note 9)	960,757	748,757

Total long-term liabilities	1,642,320	1,620,095

Total liabilities	2,788,270	2,350,809

Commitments and contingencies (Note 10)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, Series A par value $0.0001, 400,000,000 shares authorized 72,800,920 and -0- shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively (Note 13)	7,280	-

Preferred stock, Series B, par value $10.00, 1 share authorized 1 and -0- shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively (Note 13)	10	-

Common stock, par value $0.0001, 12,000,000,000 shares authorized, 1,492,558,483 and 177,407,091 shares issued and outstanding at December 31, 2016 and December 31, 2015 respectively (Note 13)	149,257	17,741
Paid-in-capital	10,465,456	8,800,842
Retained deficit	(13,306,490)	(11,033,018)
Total shareholders' deficit	(2,684,487)	(2,214,435)

Total liabilities and shareholders' deficit	$ 103,783	$ 136,374

The accompanying  notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Operations For the years ended December 31, 2016 and 2015 (Audited)
	Year Ended December 31,2016	Year Ended December 31, 2015

Sales	$ 40,726	$ 240,945
Cost of sales	27,836	149,706

Gross profit	12,890	91,239

GENERAL AND ADMINISTRATIVE EXPENSES:
Travel and entertainment	9,509	35,874
Professional fees	154,775	257,313
Executive compensation	240,000	350,000
Stock option compensation (non-cash)	334,637	1,218,274
Other	147,919	202,202

Total General and Administrative Expenses	886,840	2,063,663

Operating loss	(873,950)	(1,972,424)

OTHER INCOME (EXPENSE):
Finance charge	-	(15)
Interest and penalties	(82,270)	(98,866)
Loss on deposit cancellation	-	(57,795)
Gain (loss) on derivative instruments	(1,317,252)	119,634
Net loss before income taxes	(2,273,472)	(2,009,466)
Income taxes	-	-
Net loss	$ (2,273,472)	$ (2,009,466)

Net loss per common share:
Basic and fully diluted	$ -	$ (0.02)

Weighted average number of common shares:
Basic and fully diluted	761,441,529	145,961,260

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statement of Shareholders' Equity and Deficit For the Years ended December 31, 2016 and 2015 (Audited)
	Common Shares	Preferred "A" Shares	Preferred "B" Shares	Amount	Additional Paid-In-Capital	Retained Deficit	Total Shareholders' Deficit

Balance - December 31, 2014 (Restated)	129,941,970	-	-	$ 12,994	$ 6,935,226	$ (9,023,552)	$ (2,073,332)
January 5, 2015 - Shares issued to two Executives per grants authorized on December 31, 2013 at $.0389 per share.	6,705,000	-	-	671	260,154	-	260,825
April 9, 2015 - Shares issued for note and interest conversion at $0.0196 per share	4,728,152	-	-	473	92,199	-	92,672
June 11, 2015 - Shares issued for note and interest conversion at $0.0288 per share	4,401,826	-	-	440	126,333	-	126,773
August 28, 2015 - Shares issued for note and interest conversion at $0.0401 per share	4,413,024	-	-	441	176,521	-	176,962
October 1, 2015 - Shares issued for note and interest conversion at $0.0262 per share	779,221	-	-	78	20,338	-	20,416
October 8, 2015 - Shares issued for note and interest conversion at $0.0237 per share	1,111,111	-	-	111	26,222	-	26,333
October 20, 2015 - Shares issued for note and interest conversion at $0.0165 per share	1,470,588	-	-	147	24,116	-	24,263
October 27, 2015 - Shares issued for note and interest conversion at $0.0112 per share	897,872	-	-	90	9,966	-	10,056
November 16, 2015 - Shares issued for note and interest conversion at $0.0178 per share	2,898,551	-	-	290	51,305	-	51,595
November 24, 2015 - Shares issued for note and interest conversion at $0.01 per share	3,987,097	-	-	399	39,472	-	39,871
December 4, 2015 - Shares issued for note and interest conversion at $0.0105 per share	952,331	-	-	95	9,904	-	9,999
December 18, 2015 - Shares issued for note and interest conversion at $0.0057 per share	1,618,011	-	-	162	9,061	-	9,223
December 22, 2015 - Shares issued for note and interest conversion at $0.0040 per share	5,237,586	-	-	524	20,426	-	20,950
December 28, 2015 - Shares issued for note and interest conversion at $0.0052 per share	6,521,739	-	-	652	33,261	-	33,913
December 28, 2015 - Shares issued for note and interest conversion at $0.0052 per share	1,743,012	-	-	174	8,888	-	9,062
Stock Options Amortization	-	-	-		957,450	-	-
Net loss - 2015	-	-	-	-	-	(2,009,466)	(2,009,466)

Balance - December 31, 2015	177,407,091			$ 17,741	$ 8,800,842	$(11,033,018)	$ (2,214,435)

January 12, 2016 - Shares issued to two Executives in lieu of accrued compensation at $0.0001 per share	-	72,800,920	-	7,280	302,852	-	310,132
First quarter 2016 - Shares issued for note and interest conversion at $0.000770 to $0.002100 per share	149,172,915	-	-	14,917	463,671	-	478,588
Second quarter 2016 - Shares issued for note and interest conversion at $0.00010 to $0.000880 per share	452,737,311	-	-	45,274	389,527	-	434,801
Third quarter 2016 - Shares issued for note and interest conversion at $0.0001 per share	353,461,713	-	-	35,346	98,095	-	133,441
Fourth quarter 2016 - Shares issued for note and interest conversion at $0.0001 to $0.00015 per share	359,779,453	-	-	35,979	75,832	-	111,811
November 30, 2016 - Shares issued to an Executive for the November 30, 2016 - Shares issued to an Executive for the sole purpose of increasing the Company's authorized common shares at $10.00 par value	-	-	1	10	-	-	10
Stock Options Amortization	-	-	-	-	334,637		334,637
Net loss - 2016	-	-	-	-	-	(2,273,472)	(2,273,472)

Balance - December 31, 2016	1,492,558,483	72,800,920	1	$156,547	$10,465,456	$(13,306,490)	$(2,684,487)

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Cash Flows For the years ended December 31, 2016 and 2015 (Audited)
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net loss	$ (2,273,472)	$ (2,009,466)
Adjustments to reconcile net loss:
Depreciation and amortization	26,007	28,867
Stock issued for accrued liability	310,132	-
Stock based compensation	334,637	1,218,274
Loss on deposit cancellation	-	57,795
(Gain) loss on derivative liability	1,317,252	(119,634)
Changes in assets and liabilities:
Accounts receivable	13,765	(8,714)
Deposits	16,504	(35,115)
Inventory	(4,824)	61,200
Accounts payable	72,670	30,174
Other accruals	19,090	291,655

Net cash used by operating activities	(168,239)	(484,964)

Cash flows from investing activities:
Fixed assets	-	(2,570)
Technology acquisition	(17,858)	-

Net cash used by investing activities	(17,858)	(2,570)

Cash flows from financing activities:
Borrowings on notes payable	187,100	432,233

Net cash provided by financing activities	187,100	432,233

Increase (decrease) in cash	1,003	(55,301)

Cash, beginning of period	820	56,121

Cash, end of period	$ 1,823	$ 820

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -

Non-cash investing and financing activities:
Stock issued for note and interest conversion	$ 1,158,640	$ 652,088

The accompanying notes are an integral part of these consolidated financial statements.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

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

Ambient Water Corporation (“AWGI” or “the Company”) designs and sells Atmospheric Water Generation products. These products harvest water from the humidity in the atmosphere to produce pure drinkable water. AWGI utilizes contract manufacturers to assemble its products. The Company markets and sells its products through a network of domestic and international distributors with clearly identified geographic territories. AWGI is one of the pioneers of atmospheric water generation technology for extracting water from humidity in the air. Drawing from the renewable supply of water vapor in the air that we breathe, our patented technology cost effectively transforms humidity into an abundant source of clean water near the point of use. Our scalable and modular systems can be configured for a number of commercial and industrial water-sensitive applications ranging from oil and gas exploration to vertical farming. Our systems are easily configured to produce high quality drinking water for homes, offices, and communities.

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

December 31, 2016

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

B.  Reclassification

Certain amounts in the historical financial statements have been reclassified to conform to the current 2016 presentation. These reclassifications have no effect on net loss, total assets, or shareholders’ equity as previously reported.

C.  Cash and cash equivalents

At December 31, 2016 and December 31, 2015, cash and cash equivalents consisted of checking accounts.

D.  Technology Acquisition

The technology supporting the Company’s products (“Technology Acquisition”) was obtained as described below.

Under the terms of the assignment, and subject to one exception discussed below concerning the G2 Assets, the Company owns exclusive and non-exclusive rights to manufacture, market and sell certain products covered under individual patents and/or patents pending. In return, the persons making the assignment received 500,000 common shares of the Company. The Company incurred no material costs related to the assignment and patent protection during 2016.

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

December 31, 2016

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

The costs associated with curing the patent and assignment defects were paid by the Company. However, CanAmera Management had agreed to return for cancellation 355,525 of its Company common shares valued at $47,883, the estimated cost of curing the defects. The Company had placed an administrative "stop transfer" on the 16,788,057 AWG exchange shares which were issued to CanAmera Management pursuant to the Exchange Agreement, until such time as the Patent and License Agreement matters had been resolved in the Company’s favor. The Company is satisfied that the matter has been resolved and has completed the issuance of the shares.

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

On January 12, 2016, the Australian Government, accepted Patent application Number 2010321841.  The Patent is effective from November 19, 2010 through November 19, 2030.  The cost to acquire the Patent was $8,891.  . The Patent will be amortized over the remaining effective life.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

Additionally, for the year ending December 31, 2016, the Company has capitalized $8,967 of expenses in this account.  The Company will continue to capitalize expenses in this account for Patents being pursued.  At such time the patent is granted, the Company will begin to amortize over the useful life. If patents are denied, the Company will expense the costs associated with pursuing the patent.

At December 31, 2016 and December 31, 2015, the net Technology acquisition balance was $27,896 and $18,886, respectively.  As of December 31, 2016 and December 31, 2015, the Company has recognized $31,931 and $23,083, respectively of accumulated amortization.  As of December 31, 2016 and December 31, 2015, the Company recognized $8,848 and $8,394, respectively of amortization expense.

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

At December 31, 2015 and 2016, the Company had engaged in transactions are considered derivative instruments or hedging activities.

During 2015 and 2016, the Company entered into a series of Convertible Promissory Notes which included conversion clauses which are deemed derivative liabilities As of December 31, 2015 the estimated effect upon the fair market conversion of the outstanding note balances of $910,983 and accrued interest of $110,428 was approximately $825,712 for the relative fair market conversion of the note to common stock.  As of December 31, 2016 the estimated effect upon the fair market conversion of the outstanding note balances of $700,610 and accrued interest of $138,624 was approximately $1,433,770 for the relative fair market conversion of the note to common stock.  For further information see Note 9 to the financial statement.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

I.  Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed at least annually for impairment or when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20. Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Management has determined that there was no impairment as of December 31, 2015 and 2016.

J.  Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015 and 2016.

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

The Company did have conversion feature of debt as a Level 3 valuation measured at fair value on a recurring basis at December 31, 2016 or 2015. The Company did have conversion feature of debt as a Level 3 valuation measured at fair value on a nonrecurring basis during the period ended December 31, 2015 or 2016.

K.  Warranty Expense

The Company has established a product warranty reserve, set at five percent (5%) of sales, beginning for the quarter ending September 30, 2014.  As such, the Company charged $2,089 and $11,236, to the expense line Sales Reserve for the years ending December 31, 2016 and 2015, respectively. Additionally, the Company set up a corresponding liability, Product Warranty Reserve, in the amount of $15,125 and $13,036 shown in accrued liabilities for the years ended December 31, 2016 and 2015, respectively.

L.  Impact of New Accounting Standards

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standards require management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted ASU 2014-15 in the fourth quarter of 2016 – see Note 3 – Going Concern Uncertainties.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

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

In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company adopted ASU 2015-02 in 2016 and this adoption did not have a material impact on its financial condition, results of operations or cash flows.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company adopted ASU 2014-12 in 2016 and this adoption did not have a material impact on its financial condition, results of operations or cash flows. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

December 31, 2016

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

The Board of Directors has assessed the going concern issue and believes that the Company should be able to continue as a going concern based on the sales pipeline as well as our relationship with our primary Convertible Note holder to continue to fund the Company.

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

As part of the accounting adjustments associated with the reverse acquisition, all intercompany balances were subsequently eliminated.

NOTE 5:  DEPOSITS ON PRODUCT

At December 31, 2016 and December 31, 2015, there was a balance of $33,481 and $51,959, respectively in deposits on product. Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 6:  INVENTORY

At December 31, 2016 and December 31, 2015, the Inventory balance was $6,321 and $1,497, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence. The Company maintains an inventory of Model 2500 units and filters that are used both in the manufacture of new units and as replacements in previously sold units.   The Company had one and zero Model 2500 units in inventory at December 31, 2016, and 2015, respectively.

NOTE 7:  FIXED ASSETS

At December 31, 2016 and December 31, 2015, the net Fixed Asset balance was $16,630 and $33,789, respectively. The Company purchased additional demonstration units to be used in soliciting new distributors and marketing efforts. The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years. As of December 31, 2016 and December 31, 2015, the Company has recognized $47,487 and $30,328, respectively, of accumulated depreciation. As of December 31, 2016 and 2015, the Company recognized $17,159 and $20,473 for depreciation expenses, respectively.

NOTE 8:  ACCRUED LIABILITIES

At December 31, 2016 and December 31, 2015 the Accrued liabilities balance was $108,585 and $84,116, respectively. The Company accrues unpaid wages, consulting costs, accrued notes payable interest, and accrued Internal Revenue Service penalty and interest in Accrued Liabilities. See Note 11 - Related Party Transactions.

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

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

On March 27, May 6, and June 18, 2015, the Company entered into three financing transactions with an accredited investor ("Lender”) which loaned the Company $48,500, $43,000 and $38,000, respectively, on three separate convertible promissory notes totaling $129,500.  On October 1, 2015, The Lender converted $12,000 of the outstanding principal into 779,221 common shares.  Additionally, on October 8, 2015, the Lender converted $15,000 of the outstanding principal into 1,111,111 common shares. Again on October 20, 2015, the Lender converted $15,000 of the outstanding principal into 1,470,488 common shares. Again on October 27, 2015, the Lender converted $6,500 of the outstanding principal and accrued interest into 897,872 common shares. Again on November 16, 2015, the Lender converted $20,000 of the outstanding principal into 2,898,551 common shares. Again on November 24, 2015, the Lender converted $23,000 of the outstanding principal and accrued interest into 3,987,097 common shares. Again on December 28, 2015, the Lender converted $15,000 of the outstanding principal into 6,521,739 common shares.  During the quarter ended March 31, 2016, the Lender converted the remaining $23,000 of outstanding principal and accrued interest into 12,094,236 common shares.  The current portion of the notes payable is $-0- and $23,000 at December 31, 2016 and 2015, respectively.  This note is referred to as Note B in the table below.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

On May 27, 2015, the Company entered into a financing transaction with an accredited investor ("Lender”) which loaned the Company $36,750 on a convertible promissory note. On December 4, 2015, the Lender converted $4,750 of the outstanding principal and interest into 952,331 common shares. Again on December 18, 2015, the Lender converted $4,000 of the outstanding principal and interest into 1,618,011 common shares. Again on December 28, 2015, the Lender converted $4,000 of the outstanding principal and interest into 1,743,012 common shares.  During the quarter ended March 31, 2016, the Lender converted the remaining $24,000 of outstanding principal and associated interest into 14,905,072 common shares.  The current portion of the note payable is $-0- and $24,000, at December 31, 2016 and December 31, 2015, respectively.  This note is referred to as Note C in the table below.

On July 27, 2015, the Company executed a financing transaction dated July 23, 2015 with an accredited investor ("Lender”) which loaned the Company $100,000 on a convertible promissory note less an original issue discount (OID) of $8,000. During the quarter ended March 31, 2016, the Lender converted $93,629 of outstanding principal and accrued interest into 86,172,894 common shares. During the quarter ended June 30, 2016, the Lender converted the remaining $6,371 of outstanding principal and associated interest into 14,040,790 common shares. The OID has an unamortized balance of -0- and $4,471 at December 31, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $-0- and $95,529, at December 31, 2016 December 31, 2015, respectively.  The note is referred to as Note D in the table below.

On October 14, 2015, the Company executed a financing transaction with an accredited investor ("Lender”) which loaned the Company $37,100 on a convertible promissory note less an original issue discount (OID) of $2,100.  During the quarter ended June 30, 2016, the Lender converted the entire $37,100 of outstanding principal and associated interest into 48,831,119 common shares. The OID has an unamortized balance of $-0- and $1,873 at December 31, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $-0- and $35,227, at December 31, 2016 and December 31, 2015, respectively. This note is referred to as Note E in the table below.

On October 14, 2015, the Company executed a financing transaction with an accredited investor ("Lender”) which loaned the Company $37,100 on a convertible promissory note less an original issue discount (OID) of $2,100.  During the quarter ended June 30, 2016, the Lender converted the entire $37,100 of outstanding principal and associated interest into 58,165,167 common shares. The OID has an unamortized balance of $-0- and $1,873 at December 31, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $-0- and $35,227, at December 31, 2016 and December 31, 2015, respectively.  This note is referred to as Note F in the table below.

On February 2, 2016, the Company entered into a financing transaction with an accredited investor (“Lender”) under which the Company may borrow up to Two Hundred Fifty Thousand ($250,000) dollars. The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year. The maturity date of twelve months from the Effective Date was amended to sixty (60) months on January 12, 2017. The maturity date is February 2, 2021.  The Lender has the right, at any time after the Effective Date, at its election, to convert all or part of the Note Amount into shares of common stock.  The conversion price shall be the lesser of (a) $0.005 per share of common stock or (b) Fifty Percent (50%) of the average of the three lowest trade prices on three separate trading days, or (c) the lowest effective price per share granted to any person or entity, but excluding officers and directors of the Borrower.  The Lender has loaned the Company $150,000 through December 31, 2016. The current portion of the note payable is $150,000 and $-0-, at December 31, 2016 and December 31, 2015, respectively.  This Note is referred to as Note G in the table below.

On May 3, 2016 the Company received $37,100 on the back end convertible promissory note associated with Note E listed above, less an original issue discount (OID) of $2,100.  During the quarter ended June 30, 2016, the Lender converted the entire $37,100 of outstanding principal and associated interest into 99,298,538 common shares. The OID has an unamortized balance of $-0- and $-0- at December 31, 2016 and December 31, 2015, respectively.  The current portion of the note payable (net of OID) is $-0- and $-0- at December 31, 2016 and December 31, 2015, respectively.  This note is referred to as Note H in the table below.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

CONVERTIBLE NOTES PAYABLE

		Current		Current
	Payable	Portion	Payable	Portion
Description	at 12/31/16	at 12/31/16	at 12/31/15	at 12/31/15
Note A	$ 550,610	$ -	$ 698,000	$ -
Note B	-	-	23,000	23,000
Note C	-	-	24,000	24,000
Note D	-	-	95,529	95,529
Note E	-	-	35,227	-
Note F	-	-	35,227	-
Note G	150,000	150,000	-	-
Note H	-	-	-	-
	$ 700,610	$ 150,000	$ 910,983	$ 142,529

Derivative liabilities

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.

As of December 31, 2016, the stock pricing feature for Note A above which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 8,211,602,410 shares.  The Company has calculated the value of this additional liability to be $960,757 and has recognized a change of earnings for the effect of such a conversion through December 31, 2016.

As of December 31, 2015, the stock pricing feature for Note A above which provides a 50% discount to the market would have increased the stock necessary to settle the conversion if requested to approximately 417,117,892 shares.  The Company has calculated the value of this additional liability to be $702,369 and has recognized a change of earnings for the effect of such a conversion through December 31, 2015.  Additionally, the conversion features on Note G above would have increased the stock necessary to settle the conversion feature on this Note to approximately 3,153,420,000 shares.  The Company has calculated the value of this additional liability to be $473,013 and has recognized a change of earnings for the effect of such a conversion through December 31, 2016. Additionally, the conversion features on Notes B, C, D, E and F above would have increased the stock necessary to settle the conversion feature on these Notes to approximately 98,253,949 shares.  The Company has calculated the value of this additional liability to be $123,343 and has recognized a change of earnings for the effect of such a conversion through December 31, 2015.  Total derivative liability was $825,712 and $1,433,770, as of December 31, 2015 and December 31, 2016, respectively.  As of December 31, 2015, the derivative liability is classified as $76,955 under current liabilities and $748,757 under long-term liabilities.  As of December 31, 2016, the derivative liability is classified as $473,013 under current liabilities and $960,757 under long-term liabilities.

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

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

On April 15, 2016, in accordance with the Registration Rights Agreement, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”), (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the 90,000,000 shares of Common Stock that may be issued to River North under the Purchase Agreement.   We will not be registering 100% of the registerable securities under the Purchase Agreement.  We will be subject to a registration cap which will not exceed 30% of our issued and outstanding common shares, less any shares held by Affiliates of the Company, under Registration Rights Agreement.  Therefore, the Company has elected to register 90,000,000 common shares which will represent approximately $153,000 Dollars of the $5 Million Dollars under the Purchase Agreement.  The Registration Statement was declared effective May 12, 2016.  No shares have been sold under the Registration Statement.

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

Using the Black Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500. After common stock option expirations listed above, the revised financial statement presentation impact of the value ascribed to the issuance of 15,242,000 stock options as approximately $2,512,095.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year term vesting term of the options. The estimated annual expense to the Company associated with these options is:

2017 $ 24,059

As of December 31, 2016, 14,960,750 of these stock options had vested and were exercisable at an average exercise price of $0.18. As of December 31, 2016,281,250 were expected to be vested over the next year. On October 6, 2015, 10,622,189 of the options vested at September 30, 2015 expired.

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

At December 31, 2015 and 2016, the Company owed reimbursements to Officers of $2,485 and $23,772, respectively.  These amounts are listed under the caption Accounts payable -related parties on the Balance Sheets.

Additionally, at December 31, 2015 and 2016, the Company owed Officer compensation of $370,000 and $284,568, respectively.  These amounts are listed under the caption Accrued liabilities - related parties on the Balance Sheets.

NOTE 12:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the years ending December 31, 2015 and December 31, 2016, respectively:

	December 31, 2015	December 31, 2016
Warrants outstanding at beginning of period	1,340,000	1,340,000
Issued	-	-
Cancelled	-	-
Exercised	-	-
Warrants outstanding at end of period	1,340,000	1,340,000

A detail of warrants outstanding on December 31, 2016 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.03 per share	1,340,000	February 1, 2017

The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

NOTE 13:  COMMON & PREFERRED STOCK

The Stockholders’ Equity section of the Company contains the following class of Common and Preferred Stock (par value $0.0001) as of:

December 31, 2014
Authorized:	400,000,000 preferred shares
12,000,000,000 common shares

Issued and outstanding:	129,941,970 common shares

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

On December 18, 2015, the Company issued 1,618,011 common shares for partial note payable and accrued interest conversion at $0.0057 per share

On December 22, 2015, the Company issued 5,237,586 common shares for a partial note payable and accrued interest conversion at $0.00202 per share

On December 28, 2015, the Company issued 6,521,739 common shares for partial note payable and accrued interest conversion at $0.0052 per share

On December 28, 2015, the Company issued 1,743,012 common shares for partial note payable and accrued interest conversion at $0.0052 per share

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

On January 12, 2016, the Company issued 72,800,920 preferred shares to two Executives in lieu of accrued compensation at $0.0001 per share

First quarter 2016, the Company issued 149,172,915 common shares for partial note payable and accrued interest conversion at $0.000770 to $0.002100 per share

Second quarter 2016, the Company issued 452,737,311 common shares for partial note payable and accrued interest conversion at $0.00010 to $0.000880 per share

Third quarter 2016, the Company issued 353,461,713 common shares for partial note payable and accrued interest conversion at $0.0001 per share

Fourth quarter 2016, the Company issued 359,779,453 common shares for partial note payable and accrued interest conversion at $0.0001 to $0.00015 per share

On November 30, 2016, the Company issued one preferred “B” share to an Executive for the sole purpose of increasing the Company’s common shares at $10 par value

As of December 31, 2016, there were 1,340,000 common stock purchase warrants outstanding. The common stock purchase warrants are exercisable at three cents ($0.03) per share.

On March 7, 2016, the Company amended its Certificate of Incorporation increasing its authorized common stock capital from 500,000,000 common shares, par value $0.001 per share, to 2,000,000,000 common shares, par value $0.0001 and increasing its preferred stock capital from 100,000,000 preferred shares, par value $0.001 per share to 400,000,000 preferred shares, par value $0.0001.

December 31, 2016
Authorized:	400,000,000 preferred shares
2,000,000,000 common shares

Issued and outstanding:	1,492,558,483common shares
72,800,920 preferred “A” shares
1 preferred “B” shares

See Subsequent Event Note 15 for changes to capitalization in 2016.

NOTE 14:  INCOME TAXES

The Company is subject to taxation in the U.S. and the State of Washington.  At December 31, 2016 and December 31, 2015, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $4,035,000 and $3,295,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $11,870,000, which begin to expire in the year 2032. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $4,035,000 and $3,295,000 has been established at December 31, 2016 and December 31, 2015, respectively.

The significant components of the Company’s net deferred tax assets at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Net operating loss carry forwards	$11,870,000	$9,690,000
Deferred tax asset	4,035,000	3,295,000
Deferred tax asset valuation allowance	(4,035,000)	(3,295,000)
Net deferred tax asset	$-	$-

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

Ambient Water Corporation

Notes to Consolidated Financial Statements

December 31, 2016

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2016, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at December 31, 2015 and 2016, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2014. Further, the Company currently has no open tax years, subject to audit prior to December 31, 2013. The Company is current on its federal returns and State of Idaho state income tax return requirements.

NOTE 15:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to December 31, 2016, identifying those that are required to be disclosed as follows:

On January 9, 2017, the Company received an additional $12,500 consideration on the convertible note payable dated February 2, 2016.

On January 19, 2017, the Lender of Note G extended the maturity date of the Note to no later than 60 months from the Effective Date.  See Note 9.

On January 25, 2017, the Company amended its Certificate of Incorporation increasing its authorized common stock capital from Two Billion (2,000,000,000) common shares, par value $0.0001 per share, to Twelve Billion (12,000,000,000) common shares, par value $0.0001.  The Four Hundred Million (400,000,000) preferred shares, par value $0.0001 remained unchanged.

On February 1, 2017, 1,340,000 Warrants exercisable at $0.03 per share expired without being exercised.

On February 2, 2017, the Company issued 70,812,493 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

On February 9, 2017, the Company received an additional $20,000 consideration on the convertible note payable dated February 2, 2016.

On March 10, 2017, the Company issued 63,945,205 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2016, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the ineffective oversight of financial reporting, failure to segregate duties, and insufficiency of accounting resources. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Company’s financial condition as of December 31, 2015 and 2016, and results of its operations and cash flows for the years ended December 31, 2015 and 2016, in conformity with United States generally accepted accounting principles (GAAP).

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 COSO framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2016, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of the date of this Annual Report:

Name	Age	Position(s)	Term of Officers (Directors)

Keith White	56	Chief Executive Officer	07/10/12 - Present
		Chief Technology Officer, Director
		Chief Financial Officer	03/21/14 - Present

Jeff Stockdale	55	President, Chief Operating Officer, Director	07/10/12 - Present

Michael Wende	59	Director	12/30/13 - Present
		Secretary	03/21/14 - Present

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

From January 2008 to November 2009, Mr. White was a Project Manager for Ocean Park Mechanical, Ltd. From August 2006 to February 2008, Mr. White constructed a private residence. We believe that Mr. White's specific experience, skills and attributes in the air-to-water machine development and related business development qualifies him to lead the company as a member of our board of directors.

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

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the Board of Directors performing these functions as of December 31, 2016 are Keith White, Jeff Stockdale, and Michael Wende.

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

Name							Nonqualified
And						Non-Equity	Deferred	All
Principal				Stock (2)	Option	Incentive Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Earnings	Compensation	Total
		($)(4)	($)	($)	($)	($)	($)	($)	($)
(m)	(n)	(o)	(p)	(q)	(r)	(s)	(t)	(u)	(v)

Keith White, CEO, CTO	2015	175,000	-0-	130,412	20,625	-0-	-0-	-0-	326,037
	2016	120,000	-0-	-0-	20,625	-0-	-0-	-0-	140,625

Jeff Stockdale, COO, Pres.	2015	175,000	-0-	130,412	607,399	-0-	-0-	13,649	912,811
	2016	120,000	-0-	-0-	314,012	-0-	-0-	1,790	435,802

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

(2)

The Company authorized common stock grants of 3,352,500 common shares each to Keith White and Jeff Stockdale. The common stock grants to Keith White and Jeff Stockdale were issued on January 5, 2015.

(3)

As of December 31, 2016, accrued and unpaid executive compensation totaled $284,858.

(5)

During 2016, the Company paid no life insurance premiums for named executive officers

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

Stock Grants to Named Executive Officers

The Company was authorized to grant common stock as bonus executive compensation to Keith White and Jeff Stockdale, named executive officers.  On January 5, 2015, Jeff Stockdale and Keith received stock grants totaling 3,352,500 shares each valued at $0.0389 per share.

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

Outstanding Equity Awards at Fiscal Year End

This table includes outstanding equity awards to Named Executive Officers on an award-by-award basis.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Jeff Stockdale (1)	13,742,000	0	0	0.18	07/09/2022	0	0	0	0
Keith White (2)	609,375	140,625	0	0.11	07/21/2023	0	0	0	0
Jeff Stockdale (3)	609,375	140,625	0	0.11	07/21/2023	0	0	0	0

(1)

Original award totaled 13,742,000. These common stock options vested at 25% on July 10, 2013 and will vest quarterly thereafter at 6.25% or 858,875 option shares quarterly. Vesting quarters are October 10, January 10, April 10 and July 10.

(2)

Original award totaled 750,000. Common stock options vest at 25% on July 22, 2014 and will vest quarterly thereafter at the rate of 6.25% or 46,875 option shares quarterly. Vesting quarters are October 22, January 22, April 22 and July 22.

(3)

Original award totaled 750,000. Common stock options vest at 25% on July 22, 2014 and will vest quarterly thereafter at the rate of 6.25% or 46,875 option shares quarterly. Vesting quarters are October 22, January 22, April 22 and July 22.

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

Using the Black Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500. After common stock option expirations listed above, the revised financial presentation impact of the value ascribed to the issuance of 15,242,000 stock options as approximately $3,902,460. The Company will recognize the expense of issuing these options using the straight-line method over the 4-year term vesting term of the options. The estimated annual expense to the Company associated with these options is:

2017 $ 24,059

Employment Agreements

The Company currently has no employment agreements with any named executive officer.

Director Compensation

During 2016, the Company did not pay compensation to any member of our Board of Directors for services as a Director.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 1,492,558,483 shares of common stock outstanding as of December 31, 2016. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of warrants and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2016. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a)

Name of Beneficial Owner of Certain Beneficial Owners

Table 1.  Common Stock

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class (3)
Common	Keith White	27,918,926 (3) (4)	1.85%
Total		27,918,926	1.85%

(1)

Address is 7721 East Trent Ave., Spokane Valley, WA 99212

(2)

Ownership is direct unless stated otherwise in a footnote.

(3)

Includes 12,368,113 shares owned by 0967761 BC Ltd.  Keith White has voting and dispositive control over the 0967761 BC, Ltd. shares.  Includes 609,375 common shares underlying vested exercisable $0.11 common stock options.

(4)

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

Table 2.   Preferred Stock

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Series “A” Preferred	0967761 BC, Ltd. (3)	30,531,915	41.93%
Total Series "A" Preferred			41.93%
Series "B" Preferred	Keith White	1 (4)	100%
Total Series "B" Preferred			100%

(1)

Address is 7721 East Trent Ave., Spokane Valley, WA 99212

(2)

Ownership is direct unless stated otherwise in a footnote.

(3)

White has voting and dispositive control over the 0967761 BC Ltd.

(4)

The single Series "B" Share is entitled to vote 51% of the then issued and outstanding capital stock.  Therefore, the number of shares set forth above is an imputed voting total of 762,378,995 shares representing 51% as of December 12, 2016.  This voting power is limited to the purposes stated in the Series "B" Certificate of Designation which include:  Section 1. Designation of Series.  The shares of such series shall be designated as the “Series B Preferred Stock” (the “Series B Preferred Stock”) and the number of shares initially constituting such series shall be One (1) share, par value $10.00 per share. Section 2. Voting.  The Series B Preferred Stock will have continuing super voting rights which will always represent no less than Fifty-one (51%) percent of all the Company's voting capital stock. Section 3.  Voting Limitation.  The Series B Preferred Stock has limited voting rights in that it may only be voted for the purpose of increasing the Company's common stock capital so as to avoid any shortfall in the Company's authorized common stock capital relating to the two presently outstanding convertible promissory notes which contain a "Reservation of Shares" covenant. Section 4.  Termination.   At such time as the two referenced convertible promissory notes shall be discharged, the Series B Preferred Stock will be deemed cancelled and returned to the corporate treasury.  Section 5. Miscellaneous.  The holders of the Series B Preferred Stock shall not be entitled to receive dividends paid on the Common Stock, nor any liquidation preference, nor any conversion rights.

(b)

Security Ownership of Management.

Table 1.  Common Stock

Title of Class	Name of and Address of Beneficial Owner (1)	Amount and nature of Beneficial Ownership (2)	Percent of Class (6)
Common	Keith White	27,918,926 (3)	1.85%
Common	Jeff Stockdale	20,543,875 (4)	1.36%
Common	Michael Wende	8,791,249 (5)	0.58%

(1)

Ownership is direct unless noted otherwise

(2)

Address is 7721 East Trent Ave., Spokane Valley, WA 99212

(3)

Includes 12,368,113 shares owned by 0967761 BC Ltd.  Keith White has voting and dispositive control over the 0967761 BC, Ltd. shares.  Includes 609,375 common shares underlying vested exercisable $0.11 common stock options.

(4)

Includes 6,192,500 common shares and 13,742,000 common shares underlying vested exercisable $0.18 common stock options and 609,375 common shares underlying vested exercisable $0.11 common stock options.

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

Table 2.   Preferred Stock

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Series “A” Preferred	0967761 BC, Ltd. (3)	30,531,915	41.94%
Series “A” Preferred	Jeff Stockdale	42,269,005	58.06%
Total Series "A" Preferred			100%
Series "B" Preferred	Keith White	1 (4)	100%
Total Series "B" Preferred			100%

(1)

Address is 7721 East Trent Ave., Spokane Valley, WA 99212

(2)

Ownership is direct unless stated otherwise in a footnote.

(3)

White has voting and dispositive control over the 0967761 BC Ltd.

(4)

The single Series "B" Share is entitled to vote 51% of the then issued and outstanding capital stock.  Therefore, the number of shares set forth above is an imputed voting total of 762,378,995 shares representing 51% as of December 12, 2016.  This voting power is limited to the purposes stated in the Series "B" Certificate of Designation which include:  Section 1. Designation of Series.  The shares of such series shall be designated as the “Series B Preferred Stock” (the “Series B Preferred Stock”) and the number of shares initially constituting such series shall be One (1) share, par value $10.00 per share. Section 2. Voting.  The Series B Preferred Stock will have continuing super voting rights which will always represent no less than Fifty-one (51%) percent of all the Company's voting capital stock. Section 3.  Voting Limitation.  The Series B Preferred Stock has limited voting rights in that it may only be voted for the purpose of increasing the Company's common stock capital so as to avoid any shortfall in the Company's authorized common stock capital relating to the two presently outstanding convertible promissory notes which contain a "Reservation of Shares" covenant. Section 4.  Termination.   At such time as the two referenced convertible promissory notes shall be discharged, the Series B Preferred Stock will be deemed cancelled and returned to the corporate treasury.  Section 5. Miscellaneous.  The holders of the Series B Preferred Stock shall not be entitled to receive dividends paid on the Common Stock, nor any liquidation preference, nor any conversion rights.

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

On November 30, 2016, the Company issued Keith White, the Company's Chief Executive Officer, One (1) share of Series B Preferred stock. The share was sold at par value, $10.00.

This single share of Series B Preferred Stock provides Mr. White with a limited and specific voting right representing Fifty-one (51%) percent of the Company's voting capital stock.  The Series B shares may only be voted for the single purpose of increasing the Company's authorized common stock capital associated with our two outstanding convertible promissory notes.

The sole purpose of granting Mr. White this right is to enable the Company to expedite an increase in the authorized common stock by majority shareholder written consent in lieu of a special meeting of the board of directors.  This consent process is much quicker and less costly than a shareholder proxy meeting process.   This expedited process is intended to preserve operating cash and prevent a material default in the Company's existing convertible promissory notes.  A material default would trigger a 150% mandatory default penalty.  When the notes are discharged Mr. White's Preferred Stock will be deemed cancelled and returned to the corporate treasury.

The notes require a floating "Reservation of Shares" calculated by a formula which uses the Company's stock price. The promissory notes, in paragraph 3 titled "Reservation of Shares state:  "At all times during which this Note is convertible, the Borrower shall reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of this Note."

A copy of this $900,000 note was filed as an exhibit our Form 8-K filed on March 21, 2014.  The same lender has extended an additional $250,000 line of credit convertible promissory note to the Company.  The footnotes to our most recently filed quarterly Financial Statements, Note 6, titled "Convertible Notes Payable and Derivative Liabilities" contain additional details. The outstanding notes are Note A and G in the Table in Note 6.

Due to our low stock price we continue have insufficient common stock capital to satisfy the reservation of shares requirement. This deficiency has been waived by the lender with the understanding that the Company would cure this deficiency. The final cure will be implemented when Mr. White votes in favor of amending our articles of incorporation thereby increasing the Company's authorized common stock capital to a figure which satisfies the "Reservation of Shares" requirement.

This majority limited voting right granted to Mr. White was disclosed in the Company's Current Report on Form 8-K which was filed on September 13, 2016.   The following paragraphs restate the preferences and limitations of the Series B Preferred Stock.

Section 1. Designation of Series.  The shares of such series shall be designated as the “Series B Preferred Stock” (the “Series B Preferred Stock”) and the number of shares initially constituting such series shall be One (1) share, par value $10.00 per share.

Section 2. Voting.  The Series B Preferred Stock will have continuing super voting rights which will always represent no less than Fifty-one (51%) percent of all the Company's voting capital stock.

Section 3.  Voting Limitation.  The Series B Preferred Stock has limited voting rights in that it may only be voted for the purpose of increasing the Company's common stock capital so as to avoid any shortfall in the Company's authorized common stock capital relating to the two presently outstanding convertible promissory notes which contain a "Reservation of Shares" covenant.

Section 4.  Termination.   At such time as the two referenced convertible promissory notes shall be discharged, the Series B Preferred Stock will be deemed cancelled and returned to the corporate treasury.

Section 5. Miscellaneous.  The holders of the Series B Preferred Stock shall not be entitled to receive dividends paid on the Common Stock, nor any liquidation preference, nor any conversion rights.

These shares were issued to Mr. White under the transaction exemption provided for by Section 4(a)(2) of the Securities Act of 1933, as amended.  The sale did not involve a public offering.

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

Certain and Related Transactions Involving Ambient Water, Inc. formerly, AWG International, Inc.

During fiscal years ending 2015 and 2016, the Company paid as reimbursements, Keith White and Jeff Stockdale for expenses advanced on behalf of the Company. These expenses have been included in general and administrative expenses for the periods ending December 31, 2015 and December 31, 2016 and are expenses from related parties (through common ownership) totaling approximately $20,398 and $34,485, respectively.

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

Director Independence

As of December 31, 2016, the Company has three (3) Directors serving on the Board of Directors, Messrs. White, Stockdale and Wende. The Company is not currently a listed issuer and, as such, is not subject to any director independence standards using the definition of independence set forth in the Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.  Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s public accounting firm for the audit and the reviews of the Company’s financial statements for the years ended December 31, 2016 and December 31, 2015, were $17,500 and $36,450, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred $7,500 in fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

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

The Company’s principal auditor and its affiliated firm completed all of the audit without the assistance of any other firms.

PART IV

ITEM 15.  Exhibits

Exhibit Number	Description of Exhibit	Location of Exhibit
2.1	Form of Share Exchange Agreement between AWG International Water Corporation and AWG International, Inc.	8-K filed July 16, 2012
2.2	Share Exchange Agreement between MIP Solutions, Inc. and AWG International, Inc. dated June 7, 2010	8-K filed June 10, 2010
3.1	Articles of Incorporation of MIP Solutions, Inc. now known as AWG International Water Corporation	SB-2 filed April 5, 2007
3.2	Articles of Amendment of MIP Solutions, Inc. dated June 12, 2012	8-K filed June 13, 2012
3.3	Articles of Incorporation of AWG International, Inc.	8-K filed July 16, 2012
3.4	Certificate of Amendment Ambient Water Corporation	8-K filed June 26, 2014
3.5	Certificate of Amendment Ambient Water, Inc.	8-K filed June 26, 2014
3.6	Certificate of Amendment Ambient Water, Inc.	8-K filed March 9, 2016
3.7	Certificate of Designation Ambient Water, Inc. Series B	8-K filed September 13, 2016
3.8	Certificate of Amendment Ambient Water, Inc.	8-K filed January 30, 2017
3.9	Certificate of Designation	8-K filed January 19, 2016
3.10	Certificate of Amendment	8-K filed March 9, 2016
3. 11	Bylaws of AWG International, Inc., now known as Ambient Water, Inc.	8-K filed July 16, 2012
3.12	Bylaws MIP Solutions, Inc., now known as Ambient Water Corporation	SB-2 filed April 5, 2007
10.1	MIP Solutions, Inc. 2008 Stock Plan	8-K filed September 17, 2008
10.2	Form of Warrant Agreement associated with Unit Equity Offering pursuant to Regulation D Rule 506	10-K filed May 10, 2012
10.3	Financial Advisory Agreement with Frontier Mutual, LLC dated January 12, 2012	10-K filed May 10, 2012
10.4	Form of Registration Rights Agreement	8-K/A filed December 18, 2015
10.5	Form of Securities Purchase Agreement	8-K/A filed December 18, 2015
10.6	Form of Convertible Promissory Note	8-K filed March 21, 2014
10.7	2012 Stock Option Plan	8-K filed July 16, 2012
10.8	White Stock Option Agreement	8-K filed July 25, 2013
10.9	Mitchell Stock Option Agreement	8-K filed July 16, 2012
10.10	Mitchell Stock Option Agreement	8-K filed July 25, 2013
10.11	Stockdale Stock Option Agreement	8-K filed July 16, 2012
10.12	Stockdale Stock Option Agreement	8-K filed July 25, 2013
10.13	Form of Resignation and Separation Agreement Mitchell	8-K filed March 21, 2014
10.14	License Agreement Everest Water to CanAmera Management dated April 13, 2010	8-K/A filed September 18, 2012
10.15	License Agreement CanAmera Mgmt to AWG International dated April 13, 2010	8-K/A filed September 18, 2012
10.16	G2 Patent Assignment from K. White to AWG International dated February 14, 2012	8-K/A filed September 18, 2012
10.17	G3 Patent Application Assignment from K. White to AWG International dated November 19, 2010	8-K/A filed September 18, 2012
10.18	G4/G5 Patent Application Assignment from K. White to AWG International dated April 19, 2012	8-K/A filed September 18, 2012
10.19	G2 Declaration of Assignment Everest to AWG dated February 17, 2012	8-K filed November 20, 2012
10.20	G2 Assignment from AWG to Keith White and Rae Anderson dated February 17, 2012	8-K filed November 20, 2012
10.21	Amended Coghlan Family Corporation Promissory Note titled Memorandum of Understanding dated August 1, 2012	8-K filed November 20, 2012
10.22	Form of Private Label Agreement	8-K filed November 20, 2012
10.23	Declaration of Assignment to Everest Water, Ltd. to AWG dated February 14, 2013	8-K filed February 19, 2013
10.24	Patent Assignment AWG to Inventors dated February 14, 2013	8-K filed February 19, 2013
10.25	Patent Assignment Keith White to AWG dated February 14, 2013	8-K filed February 19, 2013
10.26	Consulting Agreement with Frontier Mutual, LLC dated February 5, 2013	8-K filed February 8, 2013
10.27	Memorandum of Understanding Coghlan Family Corporation Promissory Note dated February 1, 2013	10-K filed April 11, 2013
14	Code of Ethics	10-K filed May 10, 2012
21	Subsidiaries of the registrant	8-K filed July 16, 2012
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, White – CEO	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, White - CFO	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, White - CEO	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, White - CFO	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ambient Water Corporation

Date: March 31, 2017	/s/ Keith White _________________________

By: Keith White Title: Chief Executive Officer (Principal Executive Officer)
Date: March 31, 2017	/s/ Keith White _________________________

By: Keith White Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2017	/s/ Keith White _________________________
By: Keith White
Title: Director
Date: March 31, 2017	/s/ Jeff Stockdale _________________________
By: Jeff Stockdale
Title: Director
Date: March 31, 2017	/s/ Michael Wende _________________________
By: Michael Wende
Title: Director