Form 10-Q
period 2017-03-31
Ambient Water Corp
filed 2017-05-15
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to   _____________

Commission file number:      000-55408

AMBIENT WATER CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	20-4047619
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

P.O. Box 119, Liberty Lake, WA	99019
(Address of principal executive offices)	(Zip Code)

(509) 474-9451

(Issuer's telephone number, including area code)

7721 East Trent Ave, Spokane Valley, WA 99212

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    ☒     No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth Company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes    [   ]     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  May 15, 2017 there were 1,951,528,099 shares of the Company’s common stock were issued and outstanding.

AMBIENT WATER CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2017

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

25

ITEM 1.  LEGAL PROCEEDINGS

25

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4.  MINE SAFETY DISCLOSURES

26

ITEM 5.  OTHER INFORMATION

26

ITEM 6.  EXHIBITS

26

SIGNATURES

27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMBIENT WATER CORPORATION Consolidated Balance Sheets As of March 31, 2017 and December 31, 2016
	March 31, 2017	December 31,
	(unaudited)	2016
ASSETS
Current assets
Cash	$ 242	$ 1,823
Accounts receivable (net of allowance for doubtful accounts of $10,007 and $10,007)	-	-
Deposit on product (Note 2)	33,481	33,481
Inventory (Note 3)	6,309	6,321
Prepaid asset	13,873	17,632
Total current assets	53,905	59,257

Fixed assets (Note 4)	12,606	16,630

Other assets
Technology acquisition (Note 1)	26,590	27,896

Total assets	$ 93,101	$ 103,783

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 102,594	$ 106,012
Accounts payable - related parties (Note 8)	48,691	23,772
Accrued liabilities (Note 5)	108,123	108,585
Accrued liabilities - related parties (Note 8)	344,858	284,568
Notes payable - current portion (Note 6)	-	150,000
Derivative liability - current portion (Note 6)	-	473,013
Total current liabilities	604,266	1,145,950

Notes payable (Note 6)	716,230	550,610
Accrued interest	151,631	130,953
Derivative liability (Note 6)	1,735,722	960,757
Total long-term liabilities	2,603,583	1,642,320

Total liabilities	3,207,849	2,788,270

Commitments & contingencies (Note 7)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, Series A par value $0.0001, 400,000,000 shares authorized 72,800,920 and 72,800,920 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (Note 10)	7,280	7,280
Preferred stock, Series B, par value $10.00, 1 share authorized 1 and 1 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (Note 10)	10	10
Common stock, par value $0.0001, 12,000,000,000 shares authorized, 1,708,249,606 and 1,492,558,483 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively (Note 10)	170,826	149,257
Paid-in-capital	10,504,419	10,465,456
Retained deficit	(13,797,283)	(13,306,490)
Total shareholders' deficit	(3,114,748)	(2,684,487)

Total liabilities and shareholders' deficit	$ 93,101	$ 103,783

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Operations For the three months ended March 31, 2017 and 2016
	March 31, 3017	March 31, 2016
	(unaudited)	(unaudited)

Sales	$ -	$ 1,125
Cost of sales	-	520

Gross profit	-	605

GENERAL AND ADMINISTRATIVE EXPENSES:
Travel and entertainment	-	60
Professional fees	39,995	45,889
Executive compensation	60,000	60,000
Stock option compensation (non-cash)	10,313	157,007
Other	32,187	32,457

Total General and Administrative Expenses	142,495	295,413

Operating loss	(142,495)	(294,808)

OTHER INCOME(EXPENSE):
Interest and penalties	(17,696)	(25,551)
Loss on derivative instruments	(330,602)	(732,547)
Net loss before income taxes	(490,793)	(1,052,906)
Income taxes	-	-
Net loss	$ (490,793)	$ (1,052,906)

Net loss per common share:
Basic and fully diluted	$ -	$ -

Weighted average number of common shares:
Basic and fully diluted	1,561,094,258	244,697,440

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Cash Flows For the three months ended March 31, 2017 and 2016
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (490,793)	$ (1,052,906)
Adjustments to reconcile net loss:
Depreciation and amortization	6,274	6,504
Stock issued for accrued liability	-	310,132
Stock based compensation	10,313	157,007
Loss on deposit cancellation	-	-
Loss on derivative liability	330,602	732,547
Changes in assets and liabilities:
Accounts receivable	-	3,758
Deposits	3,759	9,152
Inventory	12	(5,498)
Accounts payable	21,501	29,323
Other accruals	85,195	(231,568)

Net cash used by operating activities	(33,137)	(41,549)

Cash flows from investing activities:
Technology acquisition	(944)	-

Net cash used by investing activities	(944)	-

Cash flows from financing activities:
Borrowings on notes payable	32,500	50,000

Net cash provided by financing activities	32,500	50,000

Increase (decrease) in cash	(1,581)	8,451

Cash, beginning of period	1,823	820

Cash, end of period	$ 242	$ 9,271

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -

Non-cash investing and financing activities:
Stock issued for note and interest conversion	$ 50,219	$ 478,588
Stock issued for accrued liability	$ -	$ 310,132

See accompanying condensed notes to the interim consolidated financial statements.

Ambient Water Corporation

Notes to Financial Statements

March 31, 2017

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.  The interim unaudited condensed consolidated financial statements as of and for the three (3) months ended March 31, 2017 and 2016, respectively should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America have been made.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

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

March 31, 2017

(Unaudited)

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions are eliminated.

Going Concern Uncertainties

The Company has not generated positive cash flows since inception and has recognized approximately $15 million in net operating losses, which raises substantial doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon achieving positive cash flow from operations and obtaining additional external financing to fund ongoing operations.

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

The Board of Directors has assessed the going concern issue and believes that the Company should be able to continue as a going concern based on projected sales as well as our relationship with our primary Convertible Note holder and our expectation of its continued pattern of funding the Company.  However, the Company can provide no assurance that sales pipeline will continue to provide sales or that the relationship with our primary Convertible Note holder will continue.

The accompanying financial statements do not include any adjustment to the recorded assets or liabilities that may be necessary should the Company have to curtail operations or be unable to continue operations.

Impact of New Accounting Standards

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standards require management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted ASU 2014-15 in the fourth quarter of 2016 – see Note 1 – Going Concern Uncertainties.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Update 2015-14 deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017.  Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016.. The standard permits the use of either a retrospective or modified retrospective (cumulative effect) transition method. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

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

March 31, 2017

(Unaudited)

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

•

Update 2016-01-Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

•

Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

•

Update 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•

Update 2016-19—Technical Corrections and Improvements

•

Update 2016-20—Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

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

Ambient Water Corporation

Notes to Financial Statements

March 31, 2017

(Unaudited)

On January 12, 2016, the Australian Government, accepted Patent application Number 2010321841.  The Patent is effective from November 19, 2010 through November 19, 2030.  The cost to acquire the Patent was $8,891.  The Patent will be amortized over the remaining effective life.

Additionally, through March 31, 2017, the Company has capitalized $9,911 of expenses in this account.  The Company will continue to capitalize expenses in this account for Patents being pursued.  At such time the patent is granted, the Company will begin to amortize over the useful life. If patents are denied, the Company will expense the costs associated with pursuing the patent.

At March 31, 2017 and December 31, 2016, the net Technology acquisition balance was $26,590 and $27,896, respectively.  As of March 31, 2017 and December 31, 2016, the Company has recognized $34,181 and $31,931, respectively of accumulated amortization.  As of March 31, 2017 and 2016, the Company recognized $2,250 and $2,098, respectively of amortization expense.

The technology rights are being amortized over expected lives of five to twenty years.

Long-lived assets of the Company, including Technology Acquisition, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.

Warranty Expense

In 2014, the Company established a product warranty reserve, set at five percent (5%) of sales. For the three month periods ending March 31, 2017 and 2016, the Company charged $-0- and $50, respectively to the expense line Sales Reserve and increased the corresponding liability - Product Warranty Reserve in the same amount.  At March 31, 2017 and December 31, 2016, there was a balance of $15,125 and $15,125, respectively in the product warranty reserve account which is shown in accrued liabilities.

NOTE 2:  DEPOSITS ON PRODUCT

At March 31, 2017 and December 31, 2016, there was a balance of $33,481 and $33,481, respectively in deposits on product.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 3:  INVENTORY

At March 31, 2017 and December 31, 2016, the Inventory balance was $6,309 and $6,321, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company strives to maintain a small inventory of Model 2500 units and an inventory of filters that are used both in the manufacture of new units and as replacements in previously sold units.  The Company had one Model 2500 unit in inventory at March 31, 2017 and one Model 2500 unit in inventory at December 31, 2016.

NOTE 4:  FIXED ASSETS

At March 31, 2017 and December 31, 2016, the net Fixed Assets balance was $12,606 and $16,630, respectively.  The Company purchases demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets over the appropriately determined estimated useful life of 3 years.  As of March 31, 2017 and December 31, 2016, the Company has recognized $51,512 and $47,488, respectively, of accumulated depreciation.  For the three month periods ending March 31, 2017 and 2016, the Company recognized $4,024 and $4,407 for depreciation expenses, respectively.

NOTE 5:  ACCRUED LIABILITIES

At March 31, 2017 and December 31, 2016, the Accrued Liabilities balance was $108,123 and $108,585, respectively.  The Company accrues unpaid wages, consulting costs, accrued notes payable interest and accrued Internal Revenue Service penalty and interest in Accrued Liabilities.  See Note 8 - Related Party Transactions.

Ambient Water Corporation

Notes to Financial Statements

March 31, 2017

(Unaudited)

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

The Lender has loaned the Company $900,000 through March 31, 2015.  During 2014, The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 common shares.  Additionally, during 2015, the Lender converted $137,000 of the outstanding principal and associated interest into 18,780,588 common shares.   During the quarter ended March 31, 2016, the Lender converted $28,710 of the outstanding principal and associated interest into 36,000,713 common shares.  During the quarter ended June 30, 2016, the Lender converted $55,710 of the outstanding principal and associated interest into 232,401,697 common shares.  During the quarter ended September 30, 2016, the Lender converted $28,480 of the outstanding principal and associated interest into 353,461,713 common shares. During the quarter ended December 31, 2016, the Lender converted $34,490 of the outstanding principal and associated interest into 359,779,453 common shares. During the quarter ended March 31, 2017, the Lender converted $16,880 of the outstanding principal and associated interest into 215,691,123 common shares. The outstanding principal on this Note is $533,730 and $550,610, at March 31, 2017 and December 31, 2016, respectively.  The current portion of this note payable is $-0- and $-0-, at March 31, 2017 and December 31, 2016, respectively.  The Lender has the right, at any time, at its election, to convert all or part of the Note amount into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.04 per share of common stock, (b) fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the effective date.

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

Ambient Water Corporation

Notes to Financial Statements

March 31, 2017

(Unaudited)

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

On February 2, 2016, the Company entered into a financing transaction with an accredited investor (“Lender”) under which the Company may borrow up to Two Hundred Fifty Thousand ($250,000) dollars. The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year. The maturity date is twelve months from the Effective Date. The Lender has the right, at any time after the Effective Date, at its election, to convert all or part of the Note Amount into shares of common stock.  The conversion price shall be the lesser of (a) $0.005 per share of common stock or (b) Fifty Percent (50%) of the average of the three lowest trade prices on three separate trading days, or (c) the lowest effective price per share granted to any person or entity, but excluding officers and directors of the Borrower.  The Lender has loaned the Company $182,500 and  $150,000 through March 31, 2017, and December 31, 2016, respectively.  The current portion of the note payable is $-0- and $150,000, at March 31, 2017 and December 31, 2016, respectively.  On January 19, 2017, the Lender extended the maturity date of this Note to no later than 60 months form the Effective Date.  This Note is referred to as Note B in the table below.

CONVERTIBLE NOTES PAYABLE

		Current		Current
	Payable	Portion	Payable	Portion
Description	at 3/31/17	at 3/31/17	at 12/31/16	at 12/31/16
Note A	$ 533,730	$ -	$ 550,610	$ -
Note B	182,500	-	150,000	150,000

	$ 716,230	$ -	$ 700,610	$ 150,000

Ambient Water Corporation

Notes to Financial Statements

March 31, 2017

(Unaudited)

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.  The Company has valued the conversion feature of Note A using the Black-Scholes model and calculated the value of this additional liability to be $1,346,880 as of March 31, 2017. The Company has recognized a change of earnings for the effect of such a conversion through March 31, 2017.  The Company has valued the conversion feature of Note B using the Black – Scholes model and calculated the value of this additional liability to be 388,842 as of March 31,2017.  The Company has recognized a change of earnings for the effect of such a conversion through March 31, 2017. Inputs used to determine the fair value of Notes A and B are: risk free interest rate .005%, stock price $0.0002 (fair market value as of March 31, 2017), Strike price $0.0001 (conversion price as of March 31, 2017), and maturity of 1.75 years for Note A and maturity of 5 years for Note B.

As of March 31, 2017, the Company classified the derivative liability for both Notes A and B above as Level 3 in the fair value hierarchy. There were no fair value measurements of financial instruments as of December 31, 2016.

The three levels of the fair value hierarchy are:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

Level 3 – Inputs that are not based on observable market data.

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

Ambient Water Corporation

Notes to Financial Statements

March 31, 2017

(Unaudited)

On April 15, 2016, in accordance with the Registration Rights Agreement, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”), (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the 90,000,000 shares of Common Stock that may be issued to River North under the Purchase Agreement.   We will not be registering 100% of the registerable securities under the Purchase Agreement.  We will be subject to a registration cap which will not exceed 30% of our issued and outstanding common shares, less any shares held by Affiliates of the Company, under Registration Rights Agreement.  Therefore, the Company has elected to register 90,000,000 common shares which will represent approximately $153,000 Dollars of the $5 Million Dollars under the Purchase Agreement.  The Registration Statement was declared effective May 12, 2016.  No shares have been sold under the Registration Statement.  The Registration Statement will need to be updated with a Post-Effective Amendment before the Company can put common shares to River North under the Purchase Agreement.

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

Using the Black-Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  As of March 31, 2016, 17,197,000 of the original 32,439,000 stock options had expired.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year vesting term of the options.  The estimated remaining annual expense to the Company associated with these options as of March 31, 2017 is:

2017 $ 13,747

As of March 31, 2017, 15,054,500 of these stock options had vested and were exercisable at an average exercise price of $0.18.  As of March 31, 2017, 187,500 were expected to be vested over the current year.

At March 31, 2017 and December 31, 2016, the Company owed reimbursements to Officers of $48,691 and $23,772, respectively.  These amounts are listed under the caption Accounts payable -related parties on the Balance Sheets.

Additionally, at March 31, 2017 and December 31, 2016, the Company owed Officer Compensation of $344,858 and $284,568, respectively.  These amounts are listed under the caption Accrued liabilities - related parties on the Balance Sheets.

NOTE 9:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the three months and year ending March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Warrants outstanding at beginning of period	1,340,000	1,340,000
Issued	-	-
Expired	(1,340,000)	-
Exercised	-	-
Warrants outstanding at end of period	-	1,340,000

Ambient Water Corporation

Notes to Financial Statements

March 31, 2017

(Unaudited)

The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.

On February 1, 2017, 1,340,000 Warrants exercisable at $0.03 per share expired without being exercised.

NOTE 10:  PREFERRED STOCK AND COMMON STOCK

The Stockholders’ Equity section of the Company contains the following class of Common and Preferred Stock (par value $0.0001) as of:

December 31, 2016
Authorized:	400,000,000 preferred shares, Series A 1 preferred share, Series B
12,000,000,000 common shares
Issued and outstanding:	72,800,920 preferred shares, Series A 1 preferred share, Series B 1,492,558,483 common shares

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

Ambient Water Corporation

Notes to Financial Statements

March 31, 2017

(Unaudited)

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

March 31, 2017

(Unaudited)

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

March 31, 2017

(Unaudited)

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

Fourth quarter 2016, the Company issued 359,779,453 common shares for partial note payable and accrued interest conversion at $0.0001 to $0.00015 per share

On November 30, 2016, the Company issued one preferred “B” share to an Executive for the sole purpose of increasing the Company’s common shares at $10 par value.

Ambient Water Corporation

Notes to Financial Statements

March 31, 2017

(Unaudited)

On January 25, 2017, the Company amended its Certificate of Incorporation increasing its authorized common stock capital from Two Billion (2,000,000,000) common shares, par value $0.0001 per share, to Twelve Billion (12,000,000,000) common shares, par value $0.0001.  The Four Hundred Million (400,000,000) preferred shares, par value $0.0001 remained unchanged.

First quarter 2017, the Company issued 215,691,123 common shares for partial note payable and accrued interest conversion at $0.0001 per share.

March 31, 2017
Authorized:	400,000,000 preferred shares, Series A 1 preferred share, Series B
12,000,000,000 common shares
Issued and outstanding:	72,800,920 preferred shares, Series A 1 preferred share, Series B 1,708,249,606 common shares

NOTE 11:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At March 31, 2017 and December 31, 2016, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $4,090,000 and $4,035,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $12,030,000, which begin to expire in the year 2032.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $4,090,000 and $4,035,000 has been established at March 31, 2017 and December 31, 2016, respectively.

The significant components of the Company’s net deferred tax assets at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Net operating loss carry forwards	$12,030,000	$11,870,000
Deferred tax asset	$4,090,000	$4,035,000
Deferred tax asset valuation allowance	(4,090,000)	(4,035,000)
Net deferred tax asset	$-	$-

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

Ambient Water Corporation

Notes to Financial Statements

March 31, 2017

(Unaudited)

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2017, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at March 31, 2017 and December 31, 2016, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2014.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2012.  The Company is current on its federal returns and State of Idaho income tax return requirements.

NOTE 12:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to March 31, 2017, identifying those that are required to be disclosed as follows:

On April 11, 2017, the Company issued 81,187,671 common shares for a partial note payable and accrued interest conversion at $0.00010 per share.

On May 1, 2017, the Company issued 81,080,548 common shares for a partial note payable and accrued interest conversion at $0.00010 per share.

On May 4, 2017, the Company received an additional $15,000 consideration on the convertible note payable dated February 2, 2016.

On May 12, 2017, the Company issued 81,010,274 common shares for a partial note payable and accrued interest conversion at $0.00010 per share.

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

Company’s Plans

We began selling the Model 2500 Atmospheric Water Generator in August 2012 to our Philippine distributor.  In 2013, we initiated product sales to our primary U.S. distributor.  In 2014 we began marketing the Ambient Water 400 as it approached field trial testing. Our Philippine distributor ceased business operations at the end of 2014. We continue to service the Philippine market through a service contractor and are actively seeking new distribution partners for the territory.  We have added several distributors and are working with our agents and other potential distributors in many geographical areas including Latin America, Mexico the Caribbean, Indonesia, Malaysia, and the Middle East. In early 2015 we began to focus more of our R&D efforts on the commercial/industrial bulk water sector. The result has been an entirely new design that is focused solely on bulk water production in comparison to the AW 400 which provides water and Air Conditioning at the same time.  We have since introduced two commercial/industrial products, the Ambient Water 800 and the Ambient Water 20K. The introduction of these new container configurations allows quick turnaround at the manufacturing level, ease of shipping, increased water production and streamlined deployment in the field. In early 2016 we began to offer the AW 800 and the AW 20K to new and existing customers. We have been working closely with Governments and Corporations and the units have been well received. Unfortunately the sales cycle is significantly longer than we have anticipated and coupled with the rise in the US dollar has delayed the completion of anticipated orders.  In addition to the AW 800 and the AW 20K, we have begun preliminary designs for larger systems supplying up to several millions of gallons per day. Our goal is to generate positive cash flow from product sales to fund operations at the earliest opportunity.

The Ambient Water 400 was placed into field trial testing in the fourth quarter of 2014.  Testing in Houston, Texas was successful and additional data points were desired to augment the test data gathered.  The unit was moved to Sacramento, California where additional testing began but was terminated by Pacific Air Well, our California distribution partner who was conducting the testing.  Currently, the Ambient Water 400 is located at the University of California, San Diego where it is providing water for local breweries and being subjected to additional testing.

The Ambient Water 800 has been successfully demonstrated in the fourth quarter of 2016 and the first quarter of 2017 in Houston, Texas. Several distributors and other interested parties have reviewed the working unit and have sampled the produced water. Several sales leads have been generated and are being actively cultivated.

We are actively working to develop a global distributor network, focusing on highly qualified companies with a history of business in the drinking water industry. We are pursuing additional potential distributors and have several active agents helping to identify new distributors and customers.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been modest.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the quarter ending March 31, 2017, we had $-0- revenue compared to $1,125 revenue for the quarter ending March 31, 2016.   We believe that the revenue decrease was primarily due to seasonality of the business which has been demonstrated in the past with lower sales in the winter months and the Company’s increased focus on the commercial and industrial opportunities for our equipment.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, executive compensation, administrative payroll and legal fees associated with patent maintenance.

For the quarter ending March 31, 2017, we had $142,495 in general and administrative expenses compared with $295,413 for the quarter ending March 31, 2016.  This decrease of $152,918 in general and administrative expenses was primarily the result of professional fees decreasing in the amount of $5,894,  stock option compensation (non-cash) decreasing $146,964, travel costs decreasing in the amount of $60 and other general and administrative operating costs decreasing by $270.

Professional fees for the quarters ending March 31, 2017 and March 31, 2016 were $39,995 and $45,889, respectively.  The $5,894 decrease was due to legal and Intellectual property expenses decreasing by $479, accounting and auditing fees increasing by $6,595, public and filing fees decreasing by $1,675, legal fees decreasing by $10,350 and other professional fees increasing by $15.

Executive compensation (deferred) for the quarter ending March 31, 2017 and March 31, 2016 was $60,000 and $60,000, respectively.  There was no change in Executive compensation between the two periods.

The legal and intellectual property expenses for the quarter ending March 31, 2017 and March 31, 2016 were $390 and $869, respectively.  The $479 decrease for the quarter ending March 31, 2017 was primarily related to lower ongoing maintenance fees and expenses to maintain the Company’s patent portfolio in the current quarter ended March 31, 2017.

The stock option compensation (non-cash) expenses for the quarters ending March 31, 2017 and March 31, 2016 were $10,313 and $157,007, respectively.  The $146,694 decrease was primarily related to lower stock options executives.

The Company’s travel expenses for the quarters ending March 31, 2017 and March 31, 2016 were $-0- and $60, respectively.  The $60 decrease was primarily related to less travel in the quarter ending March 31, 2017.

The other general and administrative operating costs for the quarters ending March 31, 2017 and March 31, 2016 were $32,187 and $32,457, respectively.  The $270 decrease was related to an increase in marketing expense of  $3,064, a decrease in administrative expense of  $1,549, a decrease of  $1,137 in employee benefits, and other decreases of $648.

During the quarter ending of March 31, 2017, the Company recognized a derivative valuation charge of $65,000 related to the conversion value of new debt acquired during the quarter.  Additionally, the Company recognized a derivative valuation charge of $265,602 related to the conversion value of the financing transaction entered into in March 2014 and other periods.  (See Note 6 in the financial statements).

Liquidity and Capital Resources

During the first quarter of 2017 the Company funded operations through borrowing $32,500 on notes payable and increasing accounts payable and accrued liabilities by $106,696.

As of March 31, 2017, we had $242 cash, total current assets of $53,905, total current liabilities of $604,266, and total stockholders' deficit of $3,114,748. As of December 31, 2016, we had $1,823 cash, total current assets of $59,257, total current liabilities of $1,145,950, and total stockholders' deficit of $2,684,487.

The Company experienced negative cash flow used by operations during the three months ended March 31, 2017 of ($33,137) compared to the three months ended March 31, 2016 of ($41,549).  The Company experienced negative cash flows of ($944) from investing activities for the three months ended March 31, 2017 compared to $-0- cash flows from investing activity  for the three months ended March 31, 2016.  The Company experienced positive cash flows from financing activities of $32,500 for the three months ended March 31, 2017 compared to positive cash flows from financing activity of  $50,000 for the three months ended March 31, 2016.  During the three months ended March 31, 2017, the Company raised $32,500 through borrowing on notes payable.

The Company’s audited financial statements for the year ended December 31, 2016 contained a “going concern” qualification.  As discussed in Note 1 of the Notes to financial statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2016, the Company funded its operations principally through issuance of debt instruments.

Our financial objective is to make sure the Company has the cash and debt capacity to fund on-going operating activities, investments and growth.  We intend to fund future capital needs through our current cash position, future operating cash flow and debt or equity financing.

At March 31, 2017, the Company had no outstanding warrants.

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

During the quarter ended March 31, 2017, the Company raised no money through the sale of equity.

Additionally, in March 2014, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $900,000, ("Loan").

Through March 31, 2017, the Company owed $533,730 (Five hundred thirty three thousand and seven hundred thirty Dollars) on the Note.  Additionally, at March 31, 2017, the Company owed the same Lender $182,500 on a second note payable. The Lender has the right to convert all or part of the Loan amounts into common shares. (See Note 6 in the financial statements).

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

At March 31, 2017, the Company has net operating loss carry forwards of approximately $12,030,000, which will begin to expire in 2032 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2017, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

Earnings (Loss) Per Share (“EPS”)

FASB ASC 260, Earnings per Share provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same, at the reporting dates, as there were common stock options outstanding that are considered anti dilutive in periods with a net loss.

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

During 2017 and 2016, the Company had engaged in transactions that would be considered derivative instruments or hedging activities.

The Company entered into a series of Convertible Promissory Notes which included conversion clauses which are deemed derivative liabilities.  As of March 31, 2017 the estimated effect upon the fair market conversion of the outstanding note balances of $716,230 and accrued interest payable of $151,631 was approximately $1,735,722 for the relative fair market conversion of the note to common stock.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of March 31, 2017 and December 31, 2016.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2017 and December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

During the period ended March 31, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

First quarter 2017, the Company issued 215,691,123 common shares for partial note payable and accrued interest conversion at $0.0001 per share

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2017

Ambient Water Corporation

(Registrant)

           /s/ Keith White

/s/ Keith White

By:________________________________

________________________________

           Keith White

Keith White

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)