Form 10-Q
period 2017-06-30
Ambient Water Corp
filed 2017-08-21
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] Emerging growth Company [ ]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  August 14, 2017 there were 2,242,475,661 shares of the Company’s common stock were issued and outstanding.

AMBIENT WATER CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2017

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

LEGAL PROCEEDINGS

25

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

25

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4.

MINE SAFETY DISCLOSURES

25

ITEM 5.

OTHER INFORMATION

25

ITEM 6.

EXHIBITS

25

SIGNATURES

26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMBIENT WATER CORPORATION Consolidated Balance Sheets As of June 30, 2017 and December 31, 2016
	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets
Cash	$ 1,400	$ 1,823
Accounts receivable (net of allowance for doubtful accounts of $9,807 and $10,007)	9,890	-
Deposit on product (Note 2)	33,481	33,481
Inventory (Note 3)	5,439	6,321
Prepaid asset	4,617	17,632
Total current assets	54,827	59,257

Fixed assets (Note 4)	8,624	16,630

Other assets
Technology acquisition (Note 1)	24,340	27,896

Total assets	$ 87,791	$ 103,783

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 86,380	$ 106,012
Accounts payable - related parties (Note 8)	59,246	23,772
Accrued liabilities (Note 5)	115,623	108,585
Accrued liabilities - related parties (Note 8)	404,858	284,568
Notes payable - current portion (Note 6)	-	150,000
Derivative liability - current portion (Note 6)	-	473,013
Total current liabilities	666,107	1,145,950
Notes payable (Note 6)	710,070	550,610
Accrued interest	156,431	130,953
Derivative liability (Note 6)	1,733,002	960,757
Total long-term liabilities	2,599,503	1,642,320
Total liabilities	3,265,610	2,788,270

Commitments and contingencies (Note 7)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, Series A par value $0.0001, 400,000,000 shares authorized 72,800,920 and 72,800,920 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (Note 10)	7,280	7,280
Preferred stock, Series B, par value $10.00, 1 share authorized 1 and 1 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (Note 10)	10	10
Common stock, par value $0.0001, 12,000,000,000 shares authorized, 2,242,475,661 and 1,492,558,483 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively (Note 10)	224,249	149,257
Paid-in-capital	10,607,464	10,465,456
Retained deficit	(14,016,822	(13,306,490)

Total shareholders' deficit	(3.177,819)	(2,684,487)

Total liabilities and shareholders' deficit	$ 87,791	$ 103,783

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Operations For the three and six months ended June 30, 2017 and 2016
	Three months	Three months	Six months	Six months
	June 30, 3017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ 14,780	$ 5,580	$ 14,780	$ 6,705
Cost of sales	4,829	2,849	4,829	3,369
				3,369
Gross profit	9,951	2,731	9,951	3,336

GENERAL & ADMINISTRATIVE EXPENSES:
Travel & entertainment	-	5,424	-	5,484
Professional fees	19,708	46,564	59,703	92,453
Executive compensation	60,000	60,000	120,000	120,000
Stock option compensation (non-cash)	15,620	157,006	25,932	314,012
Other	32,394	30,906	64,582	63,363

Total General & Administrative Expenses	127,722	299,900	270,217	595,312

Operating loss	(117,771)	(297,169)	(260,266)	(591,976)

OTHER INCOME(EXPENSE):
Interest and penalties	(17,063)	(21,405)	(34,759)	(46,956)
Loss on derivative instruments	(84,705)	(1,408,099)	(415,307)	(2,140,647)
Net loss before income taxes	(219,539)	(1,726,673)	(710,332)	(2,779,579)
Income taxes	-	-	-	-
Net loss	$ (219,539)	$ (1,726,673)	$ (710,332)	$ (2,779,579)

Net loss per common share:
Basic and fully diluted	$ -	$ -	$ -	$ (0.01)

Weighted average number of common shares:
Basic and fully diluted	1,929,030,703	553,156,353	1,746,078,880	398,926,897

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Cash Flows For the six months ended June 30, 2017 and 2016
	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (710,332)	$ (2,779,579)
Adjustments to reconcile net loss:
Depreciation and amortization	12,506	13,161
Stock issued for accrued liability	-	310,132
Stock based compensation	25,932	314,012
Loss on derivative liability	415,307	2,140,647
Changes in assets and liabilities:
Accounts receivable	(9,890)	2,758
Deposits and pre-paids	13,015	9,098
Inventory	882	(4,684)
Accounts payable	15,842	45,299
Other accruals	169,759	(153,007)
Net cash used by operating activities	(66,979)	(102,163)

Cash flows from investing activities:
Technology acquisition	(944)	(8,891)
Net cash used by investing activities	(944)	(8,891)

Cash flows from financing activities:
Borrowings on notes payable	67,500	112,100
Net cash provided by financing activities	67,500	112,100

Increase (decrease) in cash	(423)	1,046

Cash, beginning of period	1,823	820

Cash, end of period	$ 1,400	$ 1,866

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -

Non-cash investing and financing activities:
Stock issued for note and interest conversion	$ 74,992	$ 478,588
Stock issued for accrued liability	$ -	$ 310,132

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION

Notes to Financial Statements

June 30, 2017

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

Ambient Water Corporation (“AWGI” or “the Company”), designs and sells Atmospheric Water Generation products.  These products harvest water from the humidity in the atmosphere to produce pure drinkable water.  AWGI utilizes contract manufacturers to assemble its products.  The Company markets and sells its products through a network of domestic and international distributors with clearly identified geographic territories.  AWGI is one of the pioneers of atmospheric water generation technology for extracting water from humidity in the air. Drawing from the continuously renewed ocean of water vapor in the air that we breathe, our patented technology cost effectively transforms humidity into an abundant source of clean water near the point of use. Our scalable and modular systems can be configured for a number of water-sensitive applications ranging from oil and gas exploration to drought relief to vertical farming. Our systems can also be configured to produce high quality drinking water for homes, offices, restaurants, beverage industry, and communities.

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.  The interim unaudited condensed consolidated financial statements as of and for the six (6) months ended June 30, 2017 and 2016, respectively should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America have been made.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

June 30, 2017

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

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Update 2015-14 deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017.  Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The standard permits the use of either a retrospective or modified retrospective (cumulative effect) transition method. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

June 30, 2017

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

Issued In 2017

Update 2017-11—Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

Update 2017-10—Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force)

Update 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

Update 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

Update 2017-03—Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings  (SEC Update)

Update 2017-02—Not-for-Profit Entities—Consolidation (Subtopic 958-810): Clarifying When a Not-for-Profit Entity That Is a General Partner or a Limited Partner Should Consolidate a For-Profit Limited Partnership or Similar Entity

Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business

Issued In 2016

Update 2016-20—Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

Update 2016-19—Technical Corrections and Improvements

Update 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)

Update 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control

Update 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)

Technology Acquisition

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

Notes to Financial Statements

June 30, 2017

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

Additionally, through June 30, 2017, the Company has capitalized $9,911 of expenses in this account.  The Company will continue to capitalize expenses in this account for Patents being pursued.  At such time the patent is granted, the Company will begin to amortize over the useful life. If patents are denied, the Company will expense the costs associated with pursuing the patent.

At June 30, 2017 and December 31, 2016, the net technology acquisition balance was $24,340 and $27,896, respectively.  As of June 30, 2017 and December 31, 2016, the Company has recognized $36,431 and $31,931, respectively of accumulated amortization.  For the six months ended June 30, 2017 and 2016, the Company recognized $4,500 and $4,500, respectively of amortization expense.

The technology rights are being amortized over expected lives of five to twenty years.

Long-lived assets of the Company, including Technology Acquisition, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.

Warranty Expense

In 2014, the Company established a product warranty reserve, set at five percent (5%) of sales. For the three month periods ending June 30, 2017 and 2016, the Company charged $-0- and $50, respectively to the expense line Sales Reserve and increased the corresponding liability - Product Warranty Reserve in the same amount.  At June 30, 2017 and December 31, 2016, there was a balance of $15,125, respectively in the product warranty reserve account which is shown in accrued liabilities.

NOTE 2:  DEPOSITS ON PRODUCT

At June 30, 2017 and December 31, 2016, there was a balance of  $33,481, respectively in deposits on product for each period.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 3:  INVENTORY

At June 30, 2017 and December 31, 2016, the Inventory balance was $5,439  and $6,321, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company strives to maintain a small inventory of Model 2500 units and an inventory of filters that are used both in the manufacture of new units and as replacements in previously sold units.  The Company had no Model 2500 units in inventory at June 30, 2017 and only one Model 2500 unit in inventory at December 31, 2016.

NOTE 4:  FIXED ASSETS

At June 30, 2017 and December 31, 2016, the net Fixed Assets balance was $8,634 and $16,630, respectively.  The Company purchases demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets and computer equipment over the appropriately determined estimated useful life of 3 years.  As of June 30, 2017 and December 31, 2016, the Company has recognized $56,125 and $47,488, respectively, of accumulated

AMBIENT WATER CORPORATION

Notes to Financial Statements

June 30, 2017

depreciation.  For the six month periods ending June 30, 2017 and 2016, the Company recognized $8,006 and $8,814 for depreciation expenses, respectively.

NOTE 5:  ACCRUED LIABILITIES

At June 30, 2017 and December 31, 2016, the Accrued Liabilities balance was $115,624 and $108,585, respectively.  The Company accrues unpaid wages, consulting costs, accrued notes payable interest and accrued Internal Revenue Service penalty and interest in Accrued Liabilities.  See Note 8 - Related Party Transactions.

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

The Lender has loaned the Company $900,000 through March 31, 2015.  During 2014, The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 common shares.  Additionally, during 2015, the Lender converted $137,000 of the outstanding principal and associated interest into 18,780,588 common shares.   During the quarter ended March 31, 2016, the Lender converted $28,710 of the outstanding principal and associated interest into 36,000,713 common shares.  During the quarter ended June 30, 2016, the Lender converted $55,710 of the outstanding principal and associated interest into 232,401,697 common shares.  During the quarter ended September 30, 2016, the Lender converted $28,480 of the outstanding principal and associated interest into 353,461,713 common shares. During the quarter ended December 31, 2016, the Lender converted $34,490 of the outstanding principal and associated interest into 359,779,453 common shares. During the quarter ended June 30, 2017, the Lender converted $54,423 of the outstanding principal and associated interest into 534,226,504 common shares. The outstanding principal on this Note is $492,570 and $550,610, at June 30, 2017 and December 31, 2016, respectively.  There was no current portion of this note payable at June 30, 2017 and December 31, 2016, respectively.  The Lender has the right, at any time, at its election, to convert all or part of the Note amount into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.04 per share of common stock, (b) fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the effective date.

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

June 30, 2017

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

On February 2, 2016, the Company entered into a financing transaction with an accredited investor (“Lender”) under which the Company may borrow up to Two Hundred Fifty Thousand ($250,000) dollars. The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year. The maturity date is twelve months from the Effective Date. The Lender has the right, at any time after the Effective Date, at its election, to convert all or part of the Note Amount into shares of common stock.  The conversion price shall be the lesser of (a) $0.005 per share of common stock or (b) Fifty Percent (50%) of the average of the three lowest trade prices on three separate trading days, or (c) the lowest effective price per share granted to any person or entity, but excluding officers and directors of the Borrower.  The Lender has loaned the Company $217,500 and  $150,000 through June 30, 2017, and December 31, 2016, respectively.  The current portion of the note payable is nothing and $150,000, at June 30, 2017 and December 31, 2016, respectively.  On January 19, 2017, the Lender extended the maturity date of this Note to no later than 60 months form the Effective Date.  This Note is referred to as Note B in the table below.

CONVERTIBLE NOTES PAYABLE

		Current		Current
	Payable	Portion	Payable	Portion
Description	at 6/30/17	at 6/30/17	at 12/31/16	at 12/31/16
Note A	$ 492,570	$ -	$ 550,610	$ -
Note B	217,500	-	150,000	150,000

	$ 710,070	$ -	$ 700,610	$ 150,000

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the

AMBIENT WATER CORPORATION

Notes to Financial Statements

June 30, 2017

Lender.  The Company has valued the conversion feature of Note A using the Black-Scholes model and calculated the value of this additional liability as of June 30, 2017 as part of the $1,733,002 total derivative liability. The Company has recognized a change of earnings for the effect of such a conversion through June 30, 2017 as part of the loss on derivatives of $415,307.  The Company also included in these changes the valued the conversion feature of Note B using the Black – Scholes model as of June 30, 2017.  The Company has recognized a change of earnings for the effect of such a conversion through June 30, 2017. Inputs used to determine the fair value of Notes A and B are: risk free interest rate .005%, stock price $0.0002 (fair market value as of June 30, 2017), Strike price $0.0001 (conversion price as of June 30, 2017), and maturity of 1.75 years for Note A and maturity of 5 years for Note B.

As of June 30, 2017, the Company classified the derivative liability for both Notes A and B above as Level 3 in the fair value hierarchy. There were no fair value measurements of financial instruments as of December 31, 2016.

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

June 30, 2017

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

Using the Black-Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  As of March 31, 2016, 17,197,000 of the original 32,439,000 stock options had expired.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year vesting term of the options.  The estimated remaining annual expense to the Company associated with these options as of June 30, 2017 is:

2017 $ 13,747

As of June 30, 2017, 15,148,250 of these stock options had vested and were exercisable at an average exercise price of $0.18.  As of June 30, 2017, another 93,750 were expected to be vested over the current year.

At June 30, 2017 and December 31, 2016, the Company owed reimbursements to Officers of $59,246 and $23,772, respectively.  These amounts are listed under the caption Accounts payable - related parties on the Balance Sheets.

Additionally, at June 30, 2017 and December 31, 2016, the Company owed Officer Compensation of $404,858 and $284,568, respectively.  These amounts are listed under the caption Accrued liabilities - related parties on the Balance Sheets.

NOTE 9:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the three months and year ending June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Warrants outstanding at beginning of period	1,340,000	1,340,000
Issued	-	-
Expired	(1,340,000)	-
Exercised	-	-
Warrants outstanding at end of period	-	1,340,000

The Company used the Black-Scholes option price calculation to calculate the change in value of the warrants using the following assumptions:  risk-free interest rate of 1.5%; volatility of 150%; and various applicable terms.

On February 1, 2017, 1,340,000 Warrants exercisable at $0.03 per share expired without being exercised.

AMBIENT WATER CORPORATION

Notes to Financial Statements

June 30, 2017

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

June 30, 2017

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

June 30, 2017

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

June 30, 2017

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

For the first quarter of 2017, the Company issued 215,691,123 common shares for partial conversions of note payables and accrued interest at $0.0001 per share.

Second quarter 2017, the Company issued  534,226,054 common shares for partial note payable and accrued interest conversion at $0.0001 per share

June 30, 2017
Authorized:	400,000,000 preferred shares, Series A 1 preferred share, Series B
12,000,000,000 common shares
Issued and outstanding:	72,800,920 preferred shares, Series A 1 preferred share, Series B 2,242,475,661 common shares

NOTE 11:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At June 30, 2017 and December 31, 2016, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $4,500,000 and $4,035,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $12,030,000, which begin to expire in the year 2032.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $4,500,000 and $4,035,000 has been established at June 30, 2017 and December 31, 2016, respectively.

The significant components of the Company’s net deferred tax assets at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Net operating loss carry forwards	$14,000,000	$11,870,000
Deferred tax asset	$4,500,000	$4,035,000
Deferred tax asset valuation allowance	(4,500,000)	(4,035,000)
Net deferred tax asset	$-	$-

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2017, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at June 30, 2017 and December 31, 2016, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2014.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2012.  The Company is current on its federal return requirements.

AMBIENT WATER CORPORATION

Notes to Financial Statements

June 30, 2017

NOTE 12:  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to June 30, 2017, identifying those that are required to be disclosed as follows:

On August 14, 2017, Ambient Water Corporation issued a press release announcing the first sale of its 20K industrial water generation product.  This unit will be manufactured in the United States and shipped to our distributor, Next Generation Oilfield Equipment Trading LLC, in Abu Dhabi, United Arab Emirates, upon completion.   The value of the purchase order exceeds One Million Dollars.  The Company expects the funds to be paid by Letter of Credit incrementally based upon the performance criteria of shipping, installation and operational verification.  The Company anticipates manufacturing and shipping the AW20K in approximately four months.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenue from sales to date has been modest.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the quarter ending June 30, 2017, we had $14,780 revenue compared to $6,705 revenue for the quarter ending June 30, 2016.   We believe that the revenue increase was primarily due to seasonality of the business which has been demonstrated in the past with lower sales in the winter months and the Company’s increased focus on the commercial and industrial opportunities for our equipment.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, executive compensation, administrative payroll and legal fees associated with patent maintenance.

For the quarter ending June 30, 2017, we had $127,722 in general and administrative expenses compared with $299,900 for the quarter ending June 30, 2016.  This decrease in general and administrative expenses was primarily the result of professional fees decreasing, travel costs decreasing and stock option expenses decreasing for the period.

Professional fees for the quarters ending June 30, 2017 and June 30, 2016 were $19,708 and $46,564 respectively.  For the six months periods ended June 30, 2017 and 2016, the professional fees were $59,703 and $92,453, respectively.  This decrease was due to reductions in legal and intellectual property expenses, auditing and accounting fees and other fees for filing and reporting.

Executive compensation (deferred) for the quarter ending June 30, 2017 and June 30, 2016 was $60,000 and $60,000, respectively.  There was no change in Executive compensation between the two periods.  For the six months ended June 30, 2017 and 2016, executive compensation expenses were $120,000 for each period.

The stock option compensation (non-cash) expenses for the quarters ending June 30, 2017 and June 30, 2016 were $25,932 and $314,012, respectively.  This decrease was primarily related to lower stock options executives.

The Company’s travel expenses for the quarters ending June 30, 2017 and June 30, 2016 were nothing and $5,848, respectively.  The decrease was primarily related to no additional travel in the quarters ending June 30, 2017.

The other general and administrative operating costs for the quarters ending June 30, 2017 and June 30, 2016 were $32,394 and $30,906, respectively.  This increase was related to an increase in marketing expense, administrative expenses and employment benefits.

During the quarter ending of June 30, 2017, the Company recognized a derivative valuation charge of $84,705 related to the conversion value of new debt acquired during the quarter.  Additionally, the Company recognized a derivative valuation charge of $87,426 related to the conversion value of the financing transaction entered into in March 2014 and other periods.  (See Note 6 in the financial statements).

Liquidity and Capital Resources

During the second quarter of 2017 the Company funded operations through borrowing $35,000 on notes payable and increasing accounts payable and accrued liabilities by $143,171.

As of June 30, 2017, we had $1400 cash, total current assets of $54,827, total current liabilities of $666,107, and total stockholders' deficit of  $3,177,819.  As of December 31, 2016, we had $1,823 cash, total current assets of $59,257, total current liabilities of $1,145,950, and total stockholders' deficit of $2,684,487.

The Company experienced negative cash flow used by operations during the six months ended June 30, 2017 of ($423) compared to the six months ended June 30, 2016 of $1,046.  The Company experienced negative cash flows of ($944) from investing activities for the six months ended June 30, 2017 compared to ($8,891) cash flows from investing activity for the six months ended June 30, 2016.  The Company experienced positive cash flows from financing activities of $67,500 for the six months ended June 30, 2017 compared to positive cash flows from financing activity of  $112,100 for the six months ended June 30, 2016.  During the six months ended June 30, 2017, the Company raised $67,500 through borrowing on notes payable.

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

At June 30, 2017, the Company had no outstanding warrants.

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

During the quarter ended June 30, 2017, the Company raised no money through the sale of equity.

Additionally, in March 2014, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $900,000, ("Loan").

Through June 30, 2017, the Company owed $492,570 on the Note.  Additionally, at June 30, 2017, the Company owed the same Lender $217,500 on a second note payable. The Lender has the right to convert all or part of the Loan amounts into common shares. (See Note 6 in the financial statements).

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

At June 30, 2017, the Company has net operating loss carry forwards of approximately $14,000,000, which will begin to expire in 2032 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2017, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company entered into a series of Convertible Promissory Notes which included conversion clauses which are deemed derivative liabilities.  As of June 30, 2017 the estimated effect upon the fair market conversion of the outstanding note balances of $710,070 and accrued interest payable of $156,431 was approximately $1,733,002 for the relative fair market conversion of the notes and interest to common stock and the valuation as a derivative liabilities.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of June 30, 2017 and December 31, 2016.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2017 and December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 21, 2017

Ambient Water Corporation

(Registrant)

           /s/ Keith White

/s/ Keith White

By:________________________________

________________________________

           Keith White

Keith White

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)