Form 10-Q
period 2017-09-30
Ambient Water Corp
filed 2017-11-14
CIK 1394872

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2017

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  November 13, 2017 there were 2,242,475,661 shares of the Company’s common stock were issued and outstanding.

AMBIENT WATER CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2017

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

25

ITEM 1.  LEGAL PROCEEDINGS

25

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4.  MINE SAFETY DISCLOSURES

25

ITEM 5.  OTHER INFORMATION

25

ITEM 6.  EXHIBITS

25

SIGNATURES

26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMBIENT WATER CORPORATION Consolidated Balance Sheets As of September 30, 2017 and December 31, 2016
	September 30, 2017
	(unaudited)	December 31, 2016
ASSETS
Current assets
Cash	$ 551	$ 1,823
Accounts receivable (net of allowance for doubtful accounts of $18,307 and $10,007)	-	-
Deposit on product (Note 2)	33,187	33,481
Inventory (Note 3)	5,187	6,321
Prepaid asset	25,413	17,632
`
Total current assets	64,338	59,257

Fixed assets (Note 4)	4,728	16,630

Other assets
Technology acquisition (Note 1)	25,828	27,896

Total assets	$ 94,894	$ 103,783

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$ 121,130	$ 106,012
Accounts payable - related parties (Note 8)	81,200	23,772
Accrued liabilities (Note 5)	123,910	108,585
Accrued liabilities - related parties (Note 8)	464,858	284,568
Notes payable - current portion (Note 6)	-	150,000
Derivative liability - current portion (Note 6)	-	473,013

Total current liabilities	791,098	1,145,950

Notes payable (Note 6)	710,070	550,610
Accrued interest	174,353	130,953
Derivative liability (Note 6)	1,768,848	960,757

Total long-term liabilities	2,653,271	1,642,320

Total liabilities	3,444,369	2,788,270

Commitments & contingencies (Note 7)	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, Series A par value $0.0001, 400,000,000 shares authorized	7,280	7,280
72,800,920 and 72,800,920 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (Note 10)
Preferred stock, Series B, par value $10.00, 1 share authorized	10	10
1 and 1 shares issued and outstanding at September 30, 2017
and December 31, 2016, respectively (Note 10)
Common stock, par value $0.0001, 12,000,000,000 shares authorized,	224,248	149,257
2,242,475,661 and 1,492,558,483 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively (Note 10)
Paid-in-capital	10,626,880	10,465,456
Retained deficit	(14,207,893)	(13,306,490)
Total shareholders' deficit	(3,349,475)	(2,684,487)

Total liabilities and shareholders' deficit	$ 94,894	$ 103,783

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Operations For the three and nine months ended September 30, 2017 and 2016
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$ 660	$ 20,121	$ 15,440	$ 26,826
Cost of sales	8	15,150	4,837	18,519

Gross profit	652	4,971	10,603	8,307

GENERAL & ADMINISTRATIVE EXPENSES:
Travel & entertainment	8	521	44	6,006
Professional fees	28,735	31,628	89,453	124,081
Executive compensation	60,000	60,000	180,000	180,000
Stock option compensation (non-cash)	-	10,313	25,933	324,325
Other	29,797	35,577	93,325	98,941

Total General & Administrative Expenses	118,540	138,039	388,755	733,353

Operating loss	(117,888)	(133,068)	(378,152)	(725,046)

OTHER INCOME(EXPENSE):
Interest and penalties	(17,922)	(17,517)	(52,681)	(64,472)
Gain (loss) on derivative instruments	(55,263)	(2,941,715)	(470,570)	(5,082,361)
Net loss before income taxes	(191,073)	(3,092,300)	(901,403)	(5,871,879)
Income taxes	-	-	-	-
Net loss	$ (191,073)	$ (3,092,300)	$ (901,403)	$ (5,871,879)

Net loss per common share:
Basic and fully diluted	$ -	$ -	$ -	$ (0.01)

Weighted average number of common shares:
Basic and fully diluted	2,242,475,661	951,671,045	1,910,866,874	583,174,946

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION Consolidated Statements of Cash Flows For the nine months ended September 30, 2017 and 2016
	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (901,403)	$ (5,871,879)
Adjustments to reconcile net loss:
Depreciation and amortization	18,652	19,690
Stock issued for accrued liability	-	310,132
Stock based compensation	25,931	324,325
Loss on derivative liability	470,570	5,082,361
Changes in assets and liabilities:
Accounts receivable	-	2,558
Deposits & Prepaids	(7,487)	2,735
Inventory	1,134	(4,837)
Accounts payable	72,546	(11,748)
Other accruals	255,967	22,829

Net cash used by operating activities	(64,090)	(123,834)

Cash flows from investing activities:
Technology acquisition	(4,682)	(13,786)

Net cash used by investing activities	(4,682)	(13,786)

Cash flows from financing activities:
Borrowings on notes payable	67,500	137,100

Net cash provided by financing activities	67,500	137,100

Increase (decrease) in cash	(1,272)	(520)

Cash, beginning of period	1,823	820

Cash, end of period	$ 551	$ 300

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -

Non-cash investing and financing activities:
Stock issued for note and interest conversion	$ 74,992	$ 1,046,830

See accompanying condensed notes to the interim consolidated financial statements.

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.  The interim unaudited condensed consolidated financial statements as of and for the nine (9) months ended September 30, 2017 and 2016, respectively should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America have been made.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.  These reclassifications had no effect on previously reported losses, total assets, or stockholders equity.

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

Going Concern Uncertainties

The Company has not generated positive cash flows since inception and has recognized approximately $14.2 million in net operating losses, which raises substantial doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon achieving positive cash flow from operations and obtaining additional external financing to fund ongoing operations.

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

The Board of Directors has assessed the going concern issue and believes that the Company should be able to continue as a going concern for at least the next 12 months based on projected sales as well as our relationship with our primary Convertible Note holder and our expectation of its continued pattern of funding the Company.  However, the Company can provide no assurance that sales pipeline will continue to provide sales or that the relationship with our primary Convertible Note holder will continue.

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

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

Additionally, through September 30, 2017, the Company has capitalized $13,649 of expenses in this account.  The Company will continue to capitalize expenses in this account for Patents being pursued.  At such time the patent is granted, the Company will begin to amortize over the useful life. If patents are denied, the Company will expense the costs associated with pursuing the patent.

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

At September 30, 2017 and December 31, 2016, the net technology acquisition balance was $25,828 and $27,896, respectively.  As of September 30, 2017 and December 31, 2016, the Company has recognized $36,431 and $31,931, respectively of accumulated amortization.  For the nine months ended September 30, 2017 and 2016, the Company recognized $6,750 and $6,598, respectively of amortization expense.

The technology rights are being amortized over expected lives of five to twenty years.

Long-lived assets of the Company, including Technology Acquisition, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in FASB ASC 410-20.

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

Warranty Expense

In 2014, the Company established a product warranty reserve, set at five percent (5%) of sales. For the three month periods ending September 30, 2017 and 2016, the Company charged $787 and $1,052, respectively to the expense line Sales Reserve and increased the corresponding liability - Product Warranty Reserve in the same amount.  At September 30, 2017 and December 31, 2016, there was a balance of $15,913 and $15,125, respectively in the product warranty reserve account which is shown in accrued liabilities.

NOTE 2:  DEPOSITS ON PRODUCT

At September 30, 2017 and December 31, 2016, there was a balance of $33,187 and $33,481, respectively in deposits on product for each period.  Deposits on product represent amounts paid to the Company’s Korean contract manufacturer.

NOTE 3:  INVENTORY

At September 30, 2017 and December 31, 2016, the Inventory balance was $5,187 and $6,321, respectively, valued at the lower of cost or fair market value less any allowances for obsolescence.  The Company strives to maintain a small inventory of Model 2500 units and an inventory of filters that are used both in the manufacture of new units and as replacements in previously sold units.  The Company had no Model 2500 units in inventory at September 30, 2017 and only one Model 2500 unit in inventory at December 31, 2016.

NOTE 4:  FIXED ASSETS

At September 30, 2017 and December 31, 2016, the net Fixed Assets balance was $4,728 and $16,630, respectively.  The Company purchases demonstration units to be used in soliciting new distributors and marketing efforts.  The Company is depreciating these assets and computer equipment over the appropriately determined estimated useful life of 3 years.  As of September 30, 2017 and December 31, 2016, the Company has recognized $59,390 and $47,488, respectively, of accumulated depreciation.  For the nine month periods ending September 30, 2017 and 2016, the Company recognized $11,903 and $13,093 for depreciation expenses, respectively.

NOTE 5:  ACCRUED LIABILITIES

At September 30, 2017 and December 31, 2016, the Accrued Liabilities balance was $123,910 and $108,585, respectively.  The Company accrues unpaid wages, consulting costs, accrued notes payable interest and accrued Internal Revenue Service penalty and interest in Accrued Liabilities.  See Note 8 - Related Party Transactions.

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

The Lender has loaned the Company $900,000 through March 31, 2015.  During 2014, The Lender converted $65,000 of the outstanding principal and associated interest into 5,585,006 common shares.  Additionally, during 2015, the Lender converted $137,000 of the outstanding principal and associated interest into 18,780,588 common shares.   During the quarter ended March 31, 2016, the Lender converted $28,710 of the outstanding principal and associated interest into 36,000,713 common shares.  During the quarter ended June 30, 2016, the Lender converted $55,710 of the outstanding principal and associated interest into 232,401,697 common shares.  During the quarter ended September 30, 2016, the Lender converted $28,480 of the outstanding principal and associated interest into 353,461,713 common shares. During the quarter ended December 31, 2016, the Lender converted $34,490 of the outstanding principal and associated interest into 359,779,453 common shares. During the quarter ended June 30, 2017, the Lender converted $54,423 of the outstanding principal and associated interest into 534,226,504 common shares. The outstanding principal on this Note is $492,570 and $550,610, at September 30, 2017 and December 31, 2016, respectively.  There was no current portion of this note payable at September 30, 2017 and December 31, 2016, respectively.  The Lender has the right, at any time, at its election, to convert all or part of the Note amount into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price (the “Conversion Price”) shall be the lesser of (a) $0.04 per share of common stock, (b) fifty Percent (50%) of the average of the three (3) lowest trade prices of three (3) separate trading days of Common Stock recorded during the twenty five (25) previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the effective date to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that have been disclosed in SEC filings prior to the effective date.

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

On February 2, 2016, the Company entered into a financing transaction with an accredited investor (“Lender”) under which the Company may borrow up to Two Hundred Fifty Thousand ($250,000) dollars. The transaction was structured as a Convertible Promissory Note (the "Note") bearing interest at the rate of Ten (10%) percent per year. The maturity date is twelve months from the Effective Date. The Lender has the right, at any time after the Effective Date, at its election, to convert all or part of the Note Amount into shares of common stock.  The conversion price shall be the lesser of (a) $0.005 per share of common stock or (b) Fifty Percent (50%) of the average of the three lowest trade prices on three separate trading days, or (c) the lowest effective price per share granted to any person or entity, but excluding officers and directors of the Borrower.  The Lender has loaned the Company $217,500 and $150,000 through September 30, 2017, and December 31, 2016, respectively.  The current portion of the note payable is nothing and $150,000, at September 30, 2017 and December 31, 2016, respectively.  On January 19, 2017, the Lender extended the maturity date of this Note to no later than 60 months form the Effective Date.  This Note is referred to as Note B in the table below.

CONVERTIBLE NOTES PAYABLE

		Current		Current
	Payable	Portion	Payable	Portion
Description	at 9/30/17	at 9/30/17	at 12/31/16	at 12/31/16
Note A	$ 492,570	$ -	$ 550,610	$ -
Note B	217,500	-	150,000	150,000

	$ 710,070	$ -	$ 700,610	$ 150,000

Derivative liability

Under FASB ASC 815-40 Contracts in Entity’s Own Equity, the Company must review the possible conversion features under the agreement’s variable price conversion options, which create a derivative in the possible settlement choices of the Lender.  The Company has valued the conversion feature of Note A using the Black-Scholes model and calculated the value of this additional liability as of September 30, 2017 as part of the $1,768,848 total derivative liability. The Company has recognized a change of earnings for the effect of such a conversion through September 30, 2017 as part of the loss on derivatives of $470,570.  The Company also included in these changes the valued the conversion feature of Note B using the Black – Scholes model as of September 30, 2017.  The Company has recognized a change of earnings for the effect of such a conversion through September 30, 2017. Inputs used to determine the fair value of Notes A and B are: risk free interest rate .005%, stock price $0.0003 (fair market value as of September 30, 2017), Strike price $0.0001 (conversion price as of September 30, 2017), and maturity of 1.75 years for Note A and maturity of 5 years for Note B.

As of September 30, 2017 and December 31, 2016, the Company classified the derivative liability for both Notes A and B above as Level 3 in the fair value hierarchy.

The three levels of the fair value hierarchy are:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

Level 3 – Inputs that are not based on observable market data.

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

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

September 30, 2017

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

Using the Black-Scholes model, the Company has assessed the financial statement presentation impact of the value ascribed to the issuance of 32,439,000 stock options to some of its executive management team members as approximately $5,402,500.  As of March 31, 2016, 17,197,000 of the original 32,439,000 stock options had expired.  The Company will recognize the expense of issuing these options using the straight-line method over the 4-year vesting term of the options.  The estimated remaining annual expense to the Company associated with these options as of September 30, 2017 is:

2017 $ -0-

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

As of September 30, 2017, 15,242,000 of these stock options had vested and were exercisable at an average exercise price of $0.18.  As of September 30, 2017, no additional options were expected to vest.

At September 30, 2017 and December 31, 2016, the Company owed reimbursements to Officers of $81,200 and $23,772, respectively.  These amounts are listed under the caption Accounts payable - related parties on the Balance Sheets.

Additionally, at September 30, 2017 and December 31, 2016, the Company owed Officer Compensation of $464,858 and $284,568, respectively.  These amounts are listed under the caption Accrued liabilities - related parties on the Balance Sheets.

NOTE 9:  COMMON STOCK WARRANTS

The following warrants for our common stock were issued and outstanding for the three months and year ending September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Warrants outstanding at beginning of period	1,340,000	1,340,000
Issued	-	-
Expired	(1,340,000)	-
Exercised	-	-
Warrants outstanding at end of period	-	1,340,000

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

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

September 30, 2017

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

September 30, 2017

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

On August 11, 2016, our investor and lender of the $900,000 and $250,000 convertible promissory notes (Footnote 6: Notes A and G) waived the "Reservation of Shares" requirement for a period of sixty (60) days.   Due to our falling share price, we presently have insufficient authorized common stock capital to meet the "Reservation of Shares" requirements under both notes.   The Company has increased the authorized shares to satisfy this requirement.

On August 16, 2016, the Company issued 46,220,616 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

On August 29, 2016, the Company issued 48,530,959 common shares for a partial note payable and accrued interest conversion at $0.0001 per share.

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

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

In the first quarter of 2017, the Company issued 215,691,123 common shares for partial conversions of note payables and accrued interest at $0.0001 per share.

In the second quarter 2017, the Company issued  534,226,054 common shares for partial note payable and accrued interest conversion at $0.0001 per share.

In the third quarter of 2017, the Company issued no common shares for partial note payable and accrued interest conversion.

September 30, 2017
Authorized:	400,000,000 preferred shares, Series A 1 preferred share, Series B
12,000,000,000 common shares
Issued and outstanding:	72,800,920 preferred shares, Series A 1 preferred share, Series B 2,242,475,661 common shares

NOTE 11:  Income Taxes

The Company is subject to taxation in the U.S. and the state of Washington.  At September 30, 2017 and December 31, 2016, Ambient Water Corporation had gross deferred tax assets calculated at the Federal Income Tax rate of 34% of approximately $4,250,000 and $4,035,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $12,450,000, which begin to expire in the year 2032.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $4,250,000 and $4,035,000 has been established at September 30, 2017 and December 31, 2016, respectively.

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

The significant components of the Company’s net deferred tax assets at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Net operating loss carry forwards	$12,450,000	$11,870,000
Deferred tax asset	$4,250,000	$4,035,000
Deferred tax asset valuation allowance	(4,250,000)	(4,035,000)
Net deferred tax asset	$-	$-

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

AMBIENT WATER CORPORATION

Notes to Financial Statements

September 30, 2017

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2017, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a $40,000 accrual for penalties on its balance sheets at September 30, 2017 and December 31, 2016, and has recognized this as interest and/or penalties in the statement of operations for the years ending December 31, 2014.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2012.  The Company is current on its federal return requirements.

NOTE 12:  SUBSEQUENT EVENTS

The Company has analyzed its operation subsequent to September 31, 2017 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company’s Plans

We began selling the Model 2500 Atmospheric Water Generator in August 2012 to our Philippine distributor.  In 2013, we initiated product sales to our primary U.S. distributor.  In 2014 we began marketing the Ambient Water 400 as it approached field trial testing. Our Philippine distributor ceased business operations at the end of 2014. We continue to service the Philippine market through a service contractor and are actively seeking new distribution partners for the territory.  We have added several distributors and are working with our agents and other potential distributors in many geographical areas including Latin America, Mexico the Caribbean, Indonesia, Malaysia, and the Middle East. In early 2015 we began to focus more of our R&D efforts on the commercial/industrial bulk water sector. The result has been an entirely new design that is focused solely on bulk water production in comparison to the AW 400 which provides water and Air Conditioning at the same time.  We have since introduced two commercial/industrial products, the Ambient Water 800 and the Ambient Water 20K. The introduction of these new container configurations allows quick turnaround at the manufacturing level, ease of shipping, increased water production and streamlined deployment in the field. In early 2016 we began to offer the AW 800 and the AW 20K. We have been working closely with Governments and Corporations and the units have been well received. Unfortunately the sales cycle is significantly longer than we have anticipated and coupled with the rise in the US dollar has delayed the completion of anticipated orders.  In addition to the AW 800 and the AW 20K, we have begun preliminary designs for larger systems supplying up to several millions of gallons per day. Our goal is to generate positive cash flow from product sales to fund operations at the earliest opportunity.

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

The Ambient Water 800 has been successfully demonstrated in the fourth quarter of 2016 and multiple times during 2017 in Houston, Texas. Several distributors and other interested parties have reviewed the working unit and have sampled the produced water. Several sales leads have been generated and are being actively cultivated.

We are actively working to develop a global distributor network, focusing on highly qualified companies with a history of business in the drinking water industry. We are pursuing additional potential distributors and have several active agents helping to identify new distributors and customers.

On August 14, 2017, Ambient Water Corporation issued a press release announcing the first sale of its 20K industrial water generation product.  This unit will be manufactured in the United States and shipped to our distributor, Next Generation Oilfield Equipment Trading LLC, in Abu Dhabi, United Arab Emirates, upon completion.   The value of the purchase order exceeds One Million Dollars.  The Company expects the funds to be paid by Letter of Credit incrementally based upon the performance criteria of shipping, installation and operational verification.  The Company anticipates manufacturing and shipping the AW20K in approximately six months.

Revenues

Revenue from sales to date has been modest, generated from our residential model and associated maintenance supplies.  For the next few quarters we are projecting modest sales as we build our distribution network.  For the quarter ending September 30, 2017, we had $660 revenue compared to $20,121 revenue for the quarter ending September 30, 2016. The revenue decrease was due to decreased demand for the Model 2500.

Costs and Expenses

Our primary costs going forward are related to ongoing sales and marketing, professional fees, executive compensation, administrative payroll and legal fees associated with patent maintenance.

For the quarter ending September 30, 2017, we had $118,540 in general and administrative expenses compared with $138,039 for the quarter ending September 30, 2016.  This decrease of $19,499 in general and administrative expenses was primarily the result of professional fees decreasing in the amount of $2,893 stock option compensation (non-cash) decreasing $10,313, travel fees decreasing in the amount of $513 and other general and administrative operating costs decreasing by $5,780.

Professional fees for the quarters ending September 30, 2017 and September 30, 2016 were $28,735 and $31,628, respectively.  The $2,893 decrease was due to  accounting and auditing fees decreasing by $6,528, legal fees increasing by $1,730, Public and filing fees increasing by $2,056 and other professional fees decreasing by $151.

Executive compensation for the quarters ending September 30, 2017 and September 30, 2016 was $60,000 and $60,000, respectively.

The legal and intellectual property expenses for the quarter ending September 30, 2017 and September 30, 2016 were $-0- and $-0-, respectively.    The Company capitalizes intellectual property costs rather than expensing these costs awaiting patents being granted or denied.

The stock option compensation (non-cash) expenses for the quarters ending September 30, 2017 and September 30, 2016 were $-0- and $10,313, respectively.  The $10,313 decrease was related to a decrease in stock compensation because all stock options were completely amortized after the second quarter of 2017.

The Company’s travel and entertainment expenses for the quarters ending September 30, 2017 and September 30, 2016 were $8 and $521, respectively.  The $513 decrease was primarily related to less travel in the quarter ending September 30, 2017.

The other general and administrative operating costs for the quarters ending September 30, 2017 and September 30, 2016 were $29,797 and $35,577, respectively.  The $5,780 decrease was related to a decrease in advertising of $9,895, a decrease in research and development of $753, an increase in bad debt expense of $8,300 and other decreases of $3,432.

During the quarter ending September 30, 2017, the Company recognized a derivative valuation charge of $55,263 related to the conversion value of outstanding convertible debt.  Additionally, the Company recognized a derivative valuation gain of $470,570 related to the conversion value of the outstanding convertible debt entered into through September 2017. (See Note 6 in the financial statements).   The change in derivative valuation is driven by the fluctuation in our market price.

Liquidity and Capital Resources

As of September 30, 2017, we had $551 cash, total current assets of $64,338, total current liabilities of $791,098 and total stockholders' deficit of $2,907,263, compared to $1,823 cash, total current assets of $59,257, total current liabilities of $1,145,950, and total stockholders' deficit of $2,684,487 as of December 31, 2016.

The Company experienced negative cash flow used by operations during the nine months ended September 30, 2017 of $64,090 compared to the negative cash flow used by operations during the nine months ended September 30, 2016 of $123,834.  The Company experienced negative cash flows of $4,682 from investing activities for the nine months ended September 30, 2017 compared to negative cash flows from investing activity of $13,786 for the nine months ended September 30, 2016.  The Company experienced positive cash flows from financing activities of $67,500 for the nine months ended September 30, 2017 compared to positive cash flows from financing activity of $137,100 for the nine months ended September 30, 2016.  During the nine months ended September 30, 2017, the Company raised $67,500 through draws on one convertible notes payable described in Note 6-- Convertible Notes Payable-- in the Company’s financial statements.  An officer of the Company has been funding critical expenditures, which during the nine months ended September 30, 2017, increased accounts payable – related parties by $57,428- see Note 8—Related Party Transactions –in the Company’s financial statements.

The Company’s audited financial statements for the year ended December 31, 2016 contained a “going concern” qualification.  As discussed in Note 1 of the Notes to financial statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern. For the nine months ended September 30, 2017, the Company funded its operations principally through issuance of debt instruments.  For the year ended December 31, 2016, the Company funded its operations principally through issuance of debt instruments.

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

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months.  Therefore, the Company will need to obtain additional financing to support existing, as well as, continuing operations.  We anticipate that the Company will need approximately $1,000,000 of additional capital over the next 12 months to execute Management’s plan of operations, including the purchase of inventory, general and administrative expenses and expenditures required for the delivery our product models in 2017 & 2018.

During the quarter ended September 30, 2017, the Company raised no money through the sale of equity.

During the quarter ended September 30, 2017, the Company raised $-0- through debt financing.

An officer of the Company has been funding critical expenditures, which during the quarter ended September 30, 2017, increased accounts payable, related parties by $21,954.

Additionally, in March 2014, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $900,000, ("Loan").   Through September 30, 2017, the Company owed $492,570 Dollars principal plus $152,139 accrued interest on the Note. The Lender has the right to convert all or part of the Loan amount into common shares. (See Note 6 in the financial statements).

During the quarter ended March 31, 2016, the Company entered into a financing transaction with an accredited investor, ("Lender").  The transaction created a direct company financial obligation in the form of a convertible promissory note for $250,000, ("Loan").  Through September 30, 2017, the Company owed $217,500 principal plus $22,214 accrued interest on the Note.  The Lender has the right to convert all or part of the Loan amount into common shares. (See Note 6 in the financial statements).

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

At September 30, 2017, the Company has net operating loss carry forwards of approximately $12,450,000, which will begin to expire in 2032 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2017, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

The Company entered into a series of Convertible Promissory Notes which included conversion clauses which are deemed derivative liabilities.  As of September 30, 2017 the estimated effect upon the fair market conversion of the outstanding note balances of $710,070 and accrued interest payable of $174,353 was approximately $1,7680,848 for the relative fair market conversion of the notes and interest to common stock and the valuation as a derivative liabilities.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 350-30.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of September 30, 2017 and December 31, 2016.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2017 and December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date:  November 14, 2017

Ambient Water Corporation

(Registrant)

           /s/ Keith White

/s/ Keith White

By:________________________________

________________________________

           Keith White

Keith White

           Chief Executive Officer

Chief Financial Officer

           (Principal Executive Officer)

(Principal Accounting Officer)